Form 10-Q
period 1996-05-31
AMC INC
filed 1996-07-15
CIK 1002546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 X   EXCHANGE ACT OF 1934
- - ---
For the quarterly period ended     May 31, 1996
                                   --------------------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------  --------------------------------
Commission File Number: 333-1742
                        -------------------------------------------------------

                                  AMC, INC.
- - -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Georgia                                                          58-2201031
- - -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                                Identification
                                                                No.)

                  240 Peachtree St., N. W.  Suite 2200        Atlanta, GA 30303
- - -------------------------------------------------------------------------------

(Address of principal executive offices)                         (Zip Code)



                               (404) 220-3000
- - -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                     N/A
- - -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           [  ] Yes     [ X ]  No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                           [  ] Yes     [   ]   No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     62,173,153 shares of common stock, $1 par value as of May 31, 1996.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        MAY 31, 1996 AND OCTOBER 2, 1995
                                  (UNAUDITED)


                               ASSETS                                                  May 31, 1996   October 2, 1995
                                                                                       -------------  ---------------
Current assets:
  Cash                                                                                 $   2,051,913       1,689,792
  Restricted cash                                                                          2,409,089       2,541,154
  Restricted escrow deposits                                                               3,372,252       4,765,453
  Current maturities of notes receivable                                                   1,050,632       1,050,632
  Receivables:
    Tenants                                                                                3,948,500       3,789,797
    Affiliates                                                                               522,007       1,452,781
                                                                                       -------------    ------------
                                                                                           4,470,507       5,242,578
    Allowance for doubtful receivables                                                    (2,462,387)     (2,647,816)
                                                                                       -------------    ------------
       Net receivables                                                                     2,008,120       2,594,762
                                                                                       -------------    ------------
  Prepaid interest                                                                              -            933,334
  Prepaid property taxes                                                                        -          1,049,884
  Deferred income taxes                                                                    1,661,954       1,661,954
  Other assets                                                                             1,045,049         520,645
                                                                                       -------------    ------------
    Total current assets                                                                  13,599,009      16,807,610
                                                                                       -------------    ------------
Commercial property, at cost                                                             318,574,086     313,001,013
Accumulated depreciation                                                                (120,269,422)   (112,112,403)
                                                                                       -------------    ------------
    Net commercial property                                                              198,304,664     200,888,610
                                                                                       -------------    ------------
Notes receivable, less current maturities                                                  2,680,027       3,151,894
Investment in affiliates                                                                        -             33,796
Deferred income taxes                                                                     21,866,785      23,927,785
Other assets                                                                               1,813,469       2,561,653
                                                                                       -------------    ------------
                                                                                       $ 238,263,954     247,371,348
                                                                                       =============    ============
                 LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
 Current installments of corporate notes payable:
  Mart Bonds interest payments                                                         $  12,000,000      12,000,000
  AMM Escrow Bonds                                                                         1,050,632       1,050,632
                                                                                       -------------    ------------
   Total current installments of corporate notes payable                                  13,050,632      13,050,632
                                                                                       -------------    ------------
 Accounts payable:
  Trade and other                                                                          2,245,660       3,474,049
  Affiliate                                                                                  185,596         203,633
                                                                                       -------------    ------------
   Total accounts payable                                                                  2,431,256       3,677,682
                                                                                       -------------    ------------
 Accrued property taxes                                                                    1,712,186          -
 Accrued interest payable                                                                    722,629       3,268,256
 Deferred revenue                                                                          6,365,414       2,346,019
 Accrued closing and other costs                                                             357,533       2,954,026
                                                                                       -------------    ------------
  Total current liabilities                                                               24,639,650      25,296,615
                                                                                       -------------    ------------
Corporate notes payable, excluding current installments:
 Mart Bonds (face amount of $160,000,000)                                                206,200,000     213,133,334
 AMM Escrow Bonds                                                                             74,405         605,375
 Antecedent Debt Bonds                                                                     7,303,273       7,303,273
                                                                                       -------------    ------------
  Total corporate notes payable, excluding current installments                          213,577,678     221,041,982
                                                                                       -------------    ------------
Mortgage loan payable                                                                    104,455,181     107,282,009
Security deposits                                                                          2,494,127       3,715,620
Accrued loan extension fees, excluding current installments                                  536,410         536,410
                                                                                       -------------    ------------
  Total liabilities                                                                      345,703,046     357,872,636
                                                                                       -------------    ------------
Stockholders' equity (deficit):
 Common stock - $1 par value, 100,000,000 shares authorized and
  62,173,153 shares issued and outstanding                                                62,173,153      62,173,153
 Capital deficit                                                                        (172,660,874)   (172,674,441)
 Retained earnings since formation                                                         3,048,629           -
                                                                                       -------------    ------------
  Total stockholders' deficit                                                           (107,439,092)   (110,501,288)
                                                                                       -------------    ------------
                                                                                       $ 238,263,954     247,371,348
                                                                                       =============    ============

       See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
            FOR THE PERIOD FROM OCTOBER 2, 1995 THROUGH MAY 31, 1996

                    ATLANTA MARKET CENTER COMPANIES (NOTE 1)

                        COMBINED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM OCTOBER 1, 1994 THROUGH MAY 31, 1995

                                  (UNAUDITED)



                                                      OCTOBER 2, 1995     OCTOBER 1, 1994
                                                          THROUGH            THROUGH
                                                       MAY 31, 1996        MAY 31, 1995
                                                      ---------------     ---------------
Revenues (note 2):
  Rental                                                 $31,696,418       30,837,295
  Trade shows                                              8,760,415        8,154,511
  Other revenues                                           3,336,569        3,220,387
                                                         -----------       ----------
     Total revenues                                       43,793,402       42,212,193
                                                         -----------       ----------
Operating expenses:
  Building operations                                      6,112,325        5,674,799
  Trade shows                                              2,218,671        1,635,516
  Marketing                                                2,320,312        3,020,996
  General and administrative                              10,092,762       10,732,080
  Bad debt                                                   591,367          392,163
  Property taxes                                           3,173,835        2,937,675
  Depreciation and amortization                            8,858,893        9,305,327
                                                         -----------       ----------
    Total operating expenses                              33,368,165       33,698,556
                                                         -----------       ----------
    Operating income                                      10,425,237        8,513,637
                                                         -----------       ----------
Other (income) expense:
  Interest expense                                         5,640,413       21,123,144
  Interest income                                           (375,468)        (322,167)
  Loss from investment in affiliates                          50,663          186,504
                                                         -----------       ----------
    Total other expense, net                               5,315,608       20,987,481
                                                         -----------       ----------
    Income (loss) before income taxes                      5,109,629      (12,473,844)
Deferred income tax expense                                2,061,000            -
                                                         -----------       ----------
    Net income (loss)                                      3,048,629      (12,473,844)
                                                         ===========       ==========
Retained earnings at beginning of period                      -
                                                         -----------
Retained earnings at end of period                       $ 3,048,629
                                                         ===========
Net income per share - primary (note 4)                  $       .05
                                                         ===========
Net income per share - fully diluted (note 4)            $       .05
                                                         ===========

          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE-MONTH PERIOD ENDED MAY 31, 1996

                    ATLANTA MARKET CENTER COMPANIES (NOTE 1)

                        COMBINED STATEMENT OF OPERATIONS
                 FOR THE THREE-MONTH PERIOD ENDED MAY 31, 1995

                                  (UNAUDITED)





                                                     Three Months      Three Months
                                                         Ended            Ended
                                                     May 31, 1996      May 31, 1995
                                                  -------------------  ------------
Revenues (note 2):
    Rental                                           $11,863,792       11,637,191
    Trade shows                                        1,449,261        1,194,330
    Other revenues                                     1,546,926        1,308,188
                                                     -----------       ----------
       Total revenues                                 14,859,979       14,139,709
                                                     ------------      ----------
Operating expenses:
    Building operations                                2,341,435        1,954,235
    Trade shows                                          501,647          421,756
    Marketing                                            572,086        1,111,486
    General and administrative                         3,978,727        4,159,990
    Bad debt                                              58,888          263,157
    Property taxes                                     1,332,308          962,011
    Depreciation and amortization                      3,290,111        3,288,521
                                                     -----------       ----------
     Total operating expenses                         12,075,202       12,161,156
                                                     -----------       ----------
     Operating income                                  2,784,777        1,978,553
                                                     -----------       ----------
Other (income) expense:
    Interest expense                                   2,087,155        8,081,309
    Interest income                                     (184,490)        (146,986)
    Loss from investment in affiliates                    16,687            -
                                                     -----------       ----------
     Total other expense, net                          1,919,352        7,934,323
                                                     -----------       ----------
     Income (loss) before income taxes                   865,425       (5,955,770)
Deferred income tax expense                              448,000            -
                                                     -----------       ----------
     Net income (loss)                                   417,425       (5,955,770)
                                                                       ==========
Retained earnings at beginning of period               2,631,204
                                                     -----------
Retained earnings at end of period                   $ 3,048,629
                                                     ===========
Net income per share - primary (note 4)              $       .01
                                                     ===========
Net income per share - fully diluted (note 4)        $       .01
                                                     ===========

          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM OCTOBER 2, 1995 THROUGH MAY 31, 1996

                    ATLANTA MARKET CENTER COMPANIES (NOTE 1)

                        COMBINED STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM OCTOBER 1, 1994 THROUGH MAY 31, 1995

                                  (UNAUDITED)



                                                                         October 2, 1995          October 1, 1994
                                                                             Through                  Through
                                                                          May 31, 1996             May 31, 1995
                                                                         ---------------          ---------------
Net income (loss)                                                          $ 3,048,629               (11,935,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                              8,858,893                 9,305,327
  Loss from investment in affiliates                                            50,663                   186,504
  Deferred income tax expense                                                2,061,000                       -
  Decrease in net receivables                                                  586,642                   885,602
  Decrease (increase) in prepaid expenses and other assets                     571,790                  (153,530)
  (Decrease) increase in accrued interest payable                           (2,545,627)               15,208,580
  Decrease in accounts payable, affiliate payables and other
    accrued expenses                                                        (3,352,277)                 (249,025)
  Increase in deferred revenue                                               4,019,395                 4,006,922
                                                                           -----------                ----------
    Net cash provided by operating activities                               13,299,108                17,254,873
                                                                           -----------                ----------
Cash flows from investing activities:
  Additions to commercial property                                          (5,573,073)               (8,660,003)
  Purchase of additional interest in investment in affiliate                   (16,867)                      -
  Decrease in restricted cash                                                  132,065                       -
                                                                           -----------                ----------
    Net cash used in investing activities                                   (5,457,875)               (8,660,003)
                                                                           -----------                ----------
Cash flows from financing activities:
  Decrease (increase) in restricted escrow deposits                          1,393,201                (1,348,831)
  Payments received from notes receivable                                      471,867                       -
  Principal payments of AMM Escrow Bonds                                      (517,352)                      -
  Mart Bond payments                                                        (6,000,000)                      -
Principal repayments of mortgage loan                                       (2,826,828)               (4,487,724)
                                                                           -----------                ----------
    Net cash used in financing activities                                   (7,479,112)               (5,836,555)
                                                                           -----------                ----------
    Increase in cash                                                           362,121                 2,758,315
Cash at beginning of period                                                  1,689,792                 3,260,186
                                                                           -----------                ----------
Cash at end of period                                                      $ 2,051,913                 6,018,501
                                                                           ===========                ==========
Noncash financing activities:
   Prepaid interest applied against Mart Bonds                             $   933,334                       -
                                                                           ===========                ==========
   Principal repayment on AMM Escrow Bonds through
   contribution from stockholder                                           $    13,567                       -
                                                                           ===========                ==========
Supplemental disclosure - cash paid during the period for
   interest                                                                $14,186,040                 6,546,693
                                                                           ===========                ==========


          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying financial statements reflect the consolidated accounts of AMC, Inc. and subsidiaries (the "Company") for the periods beginning on or after October 2, 1995 and the combined accounts of the Atlanta Market Center Companies (the predecessor companies of AMC, Inc.) for the earlier periods reported. The financial statements as of May 31, 1996 and for the periods from October 2, 1995 through May 31, 1996, and from October 1, 1994 through May 31, 1995 and for the three-month periods ended May 31, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position at May 31, 1996; the results of operations for the period from October 2, 1995 through May 31, 1996, the period from October 1, 1994 through May 31, 1995, and for the three-month periods ended May 31, 1996 and 1995; and the cash flows for the period from October 2, 1995 through May 31, 1996 and the period from October 1, 1994 through May 31, 1995 have been included.

(2) REVENUE RECOGNITION

Rental revenues are recorded monthly based on amounts billed to tenants. The leases with the Company's tenants generally require equal monthly rents. The effects of not recording rental income on a straight-line basis for the leases that contain variable payment amounts during the terms of the leases do not result in significant impact to the Company's consolidated financial statements.

Trade show revenues are generally collected in advance and initially recorded as deferred revenue. Trade show revenues are recognized in the month the related show occurs.

Management fee revenues are recorded as earned in accordance with the related management agreements.

(3) MARKETING COSTS

The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred or, if directly related to specific trade shows, are expensed in the month the related show occurs.

(4) INCOME PER SHARE

Weighted average shares outstanding for the period from October 2, 1995 through May 31, 1996 and for the three-month period ended May 31, 1996 were 62,173,153. Primary net income per share has been calculated assuming no common stock equivalents resulting from outstanding warrants since such warrants are exercisable only upon certain conditions and such conditions have not yet occurred. Even though the exercise price for the warrants is equal to the assumed market price for a share of AMC, Inc. common stock, as a result of total warrants exceeding 20% of current outstanding shares, fully diluted net income per share has been calculated assuming 16,736,548 additional shares issuable and outstanding and assuming earnings increases of approximately $547,000 and $205,000 for the period from October 2, 1995 through May 31, 1996 and the three months ended May 31, 1996, respectively. Such assumed earnings increases have been determined using a tax-effected interest rate of 4.9%, applied to the proceeds that would have been received from the additional 16,736,548 shares assumed to be issued.

(5) AFFILIATE RECEIVABLES

Subsequent to October 2, 1995, the Company has written off a receivable from Portman Apparel Associates, L.P. There was no impact to the consolidated financial statements resulting from such write-off as this affiliate receivable had previously been fully reserved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company was formed in conjunction with a series of transactions in 1995 which involved the exchange of certain assets, debt and equity and the debt restructuring of Mr. John C. Portman, Jr. and a group of affiliated entities with their creditors. As a result of these transactions, the initial assets of the Company included the Atlanta Merchandise Mart (the "Merchandise Mart"), the Atlanta Apparel Mart (the "Apparel Mart"), the Atlanta Gift Mart (the "Gift Mart"); (the Merchandise Mart, the Apparel Mart and the Gift Mart hereinafter collectively, "AmericasMart"), and the assets of Atlanta Market Center Management Company, Inc., a Georgia corporation ("AMCMC") which operated AmericasMart and was merged into the Company. This restructuring was effective as of October 2, 1995. The Company's year end is August 31.

This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS 15). As a result of this troubled debt restructuring in which the existing debt exceeded the fair value of the equity interests issued and the total future principal and interest payments called for under the Company's notes, these notes have been initially recorded at an amount equal to the total future cash payments, including interest, specified by their terms in accordance with SFAS 15. All future cash payments will be accounted for as a reduction of the carrying amount of the notes, and no interest expense will be recognized.

The Company's primary business is the operation of AmericasMart and the management of trade shows in conjunction with AmericasMarts. Additionally, the Company manages trade shows on behalf of third parties at other locations.

RESULTS OF OPERATIONS

The Company's principal sources of revenues are rental revenues from the lease of showroom and exhibition space in AmericasMart and trade show revenues, which relate to specific shows staged for related industries. The Company leases showroom space over terms ranging from one to five years (on average three years) with rent payable monthly over the term of the lease. In addition, the Company rents exhibition space for short terms thereby affording manufacturers an opportunity to exhibit merchandise during a specific trade show.

Quarter Ended May 31, 1996 Compared to Quarter Ended May 31, 1995

Rental revenues increased approximately $227,000 during the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995. Rental revenues increased approximately $439,000 in the Gift Mart due to an increase in rental rates. Rental revenues decreased approximately $133,000 in the Merchandise Mart, reflecting a decrease of approximately $478,000 due to occupancy, partially offset by an increase in rental rates of approximately $346,000. Rental revenues in the Apparel Mart decreased approximately $80,000, reflecting an approximate decrease of $159,000 in rental rates, partially offset by an increase in occupancy of approximately $79,000.

Trade show revenues increased approximately $255,000 for the quarter ended May 31, 1996, compared to the quarter ended May 31, 1995. This increase was due to an increase in revenues associated with the March gift show and an increase in food services revenue.

Building operations expenses increased approximately $387,000 for the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995 due to increases in cleaning, utilities, repairs and maintenance expenses.

Trade show expenses increased approximately $80,000 for the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995. This increase was due to the increase in buyer and exhibitor attendance at the March gift show.

Marketing expenses decreased approximately $539,000 for the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995. This decrease was the result of the timing of marketing expenditures during the quarter ended May 31, 1995.

General and administrative expenses remained relatively constant for the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995.

Bad debt expense decreased approximately $ 204,000 for the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995. This decrease was due to increased cash collections during 1996.

Property taxes increased approximately $370,000 for the quarter ended May 31, 1996 compared to the quarter ended May 31, 1995 due to an anticipated increase in property tax assessments for 1996.

Depreciation expense remained relatively stable for the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995.

The resulting operating income was approximately $2,785,000 for the quarter ended May 31, 1996 as compared to $1,979,000 for the quarter ended May 31, 1995. This increase in operating income was due to the increase in revenues and decrease in marketing expenses.

Interest expense decreased approximately $5,994,000 during the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995. This decrease in interest expense was due to the fact that, subsequent to the formation of the Company, interest on the Company's Mart Bonds is charged against their carrying value and no interest expense is recognized on the Mart Bonds.

Income tax expense was approximately $448,000 for the quarter ended May 31, 1996. No income tax expense was recognized during the quarter ended May 31, 1995 due to the fact that prior to the formation of the Company, the predecessor companies were partnerships and S corporations, and any liability for income taxes was that of the partners and stockholders and not that of the Company.

Net income was approximately $417,000 for the quarter ended May 31, 1996 as compared to a net loss of approximately $5,805,000 for the quarter ended May 31, 1995. This increase in net income is due to the fact that interest expense relating to the Mart Bonds is charged against principal and no interest expense is recognized on such debt.

Period from October 2, 1995 through May 31, 1996 Compared to Period from October 1, 1994 through May 31, 1995

Rental revenues increased approximately $859,000 during the period from October 2, 1995 through May 31, 1996 as compared to the period from October 1, 1994 through May 31, 1995. Rental revenues increased approximately $1,226,000 in the Gift Mart due to an increase in rental rates. Rental revenues decreased approximately $224,000 in the Merchandise Mart, reflecting a decrease of approximately $1,203,000 due to occupancy, partially offset by an increase in rental rates of approximately $980,000. Rental revenues in the Apparel Mart decreased approximately $143,000, reflecting an approximate decrease of $457,000 in rental rates, partially offset by an increase in occupancy of approximately $313,000.

Trade show revenues increased approximately $606,000 for the period from October 2, 1995 through May 31, 1996, compared to the period from October 1, 1994 through May 31, 1995. This increase was due to an increase in revenues associated with the January and March gift shows.

Building operations expenses increased approximately $438,000 for the period from October 2, 1995 through May 31, 1996, compared to the period from October 1, 1994 through May 31, 1995 due to increases in cleaning, repairs and maintenance expenses.

Trade show expenses increased approximately $583,000 for the period from October 2, 1995 through May 31, 1996, compared to the period from October 1, 1994 through May 31, 1995. This increase was due to an increase in expenses relating to the January and March gift shows. Most notably, an upgrade in the buyer registration system was implemented to better accommodate the increasing number of buyers.

Marketing expenses decreased approximately $701,000 for the period from October 2, 1995 through May 31, 1996, compared to the period from October 1, 1994 through May 31, 1995. This decrease was the result of the timing of marketing expenditures during the period from October 1, 1994 through May 31, 1995.

General and administrative expenses remained relatively constant for the period from October 2, 1995 through May 31, 1996, compared to the period from October 1, 1994 through May 31, 1995.

Bad debt expense increased approximately $199,000 for the period from October 2, 1995 through May 31, 1996 as compared to the period from October 1, 1994 through May 31, 1995 due to certain recoveries during the period from October 1, 1994 through May 31, 1995 of receivables previously written off.

Property taxes increased approximately $236,000 for the period from October 2, 1995 through May 31, 1996, compared to the period from October 1, 1994 through May 31, 1995 due to an expected increase in property tax assessments for 1996.

Depreciation expense decreased from approximately $9,305,000 during the period from October 1, 1994 through May 31, 1995 to approximately $8,859,000 during the period from October 2, 1995 through May 31, 1996. This decrease was due to the fact that certain tenant and capital improvements became fully depreciated during 1995.

The resulting operating income was approximately $10,425,000 for the period from October 2, 1995 through May 31, 1996 as compared to $8,514,000 for the period from October 1, 1994 through May 31, 1995. This increase in operating income was due to the increase in revenues and the decrease in marketing and depreciation expense.

Interest expense decreased approximately $15,483,000 during the period from October 2, 1995 through May 31, 1996 as compared to the period from October 1, 1994 through May 31, 1995. This decrease in interest expense was due to the fact that subsequent to the formation of the Company, interest on the Company's Mart Bonds is charged against their carrying value and no interest expense is recognized on the Mart Bonds.

Income tax expense was approximately $2,061,000 for the period from October 2, 1995 through May 31, 1996. No income tax expense was recognized during the period from October 1, 1994 through May 31, 1995 due to the fact that prior to the formation of the Company, the predecessor companies were partnerships and S corporations, and any liability for income taxes was that of the partners and stockholders and not that of the Company.

Net income was approximately $3,049,000 for the period from October 2, 1995 through May 31, 1996 as compared to a net loss of approximately $11,936,000 for the period from October 1, 1994 through May 31, 1995. This increase in net income is due to the fact that interest expense relating to the Mart Bonds is charged against principal and no interest expense is recognized on such debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash is internally generated funds from operations. The availability of cash flows generated by the Gift Mart are limited by the terms of its financing. The net cash flow of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart Financing totaled $2.8 million for the period from October 2, 1995 through May 31, 1996, and $4.5 million for the period from October 1, 1994 through May 31, 1995.

The Company has entered into a line of credit agreement (the Revolver) with a bank for up to $10 million which may be used to fund operations and capital improvements and for acquisition and start-up costs for new trade shows in an amount not to exceed $2.5 million. At May 31, 1996, the Company had $10 million available under the Revolver.

Cash flows from operations were approximately $13.3 million during the period October 2, 1995 through May 31, 1996, and $17.3 million during the period from October 1, 1994 through May 31, 1995. Cash flows from operations have been positive during the past several years, despite the net losses of the Company, primarily due to the fact that net income is negatively impacted by depreciation expense, which is a non-cash charge to earnings and also, all interest expense incurred over the past several years has not been paid. Under the terms of its indebtedness, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt may also limit the Company's ability to make required capital improvements.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to adequately maintain the Company's properties. Total capital expenditures were $5.6 million in the period from October 2, 1995 through May 31, 1996, and $8.7 million in the period from October 1, 1994 through May 31, 1995. Management expects that capital expenditures, including tenant improvements, of approximately $7.0 million to $9.0 million will be needed to improve and maintain the buildings during the year ending August 31, 1996. There can be no assurance, however, that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

Debt repayments totaled $9.3 million in the period from October 2, 1995 through May 31, 1996, and $4.5 million in the period from October 1, 1994 through May 31, 1995. During 1996, the Company will be required to repay approximately $1.0 million of the principal amount of its indebtedness under the AMM Escrow Bonds, of which the Company had paid approximately $500,000 at May 31, 1996. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

Management expects that cash flows from operations and borrowings under the Revolver will be sufficient to fund planned capital expenditures during the 1996 fiscal year and interest and principal payments on the Company's indebtedness. Over the longer term, management anticipates that internally generated funds will be sufficient to fund required capital expenditures and scheduled debt service prior to the maturity date for the Gift Mart financing, provided the Company can maintain its operating revenues and expenses at current levels. There can be no assurance that the Company can maintain current revenue levels which are affected by changing economic conditions in the specific industries represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that internally generated funds and borrowings under the Revolver are insufficient, the Company would be required to seek financing; however, the Company's ability to do so is limited under the terms of the Revolver.

The remaining principal balance on the Gift Mart financing is due on July 31, 1998, with an option to extend the maturity date for one year, if specified performance levels are achieved. The Company's Mart Bonds are due and payable on July 31, 2000. The Company will not generate sufficient cash to repay such indebtedness and intends to refinance both of these debt obligations at maturity by extending their maturity dates or securing other financing. There can be no assurance that the Company will be able to extend the maturity dates of any of its indebtedness or secure alternative financing to fund the repayment thereof.

INFLATION

The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to five years while the term of most service contracts is one year or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets that are to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of their recoverability would be performed and any resulting impairment loss recorded. The implementation of SFAS 121 is not expected to materially impact the Company's financial position or results of operations because the Company periodically evaluates its commercial property and other assets for impairment using independent appraisals, cash flow analyses, and other relevant information. The Company has not experienced any significant impairment losses.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. This standard defines a fair value-based method of measuring employee stock options or similar equity instruments. I lieu of recording the value of such options as compensation expense, companies may provide pro forma disclosures quantifying the difference between compensation cost included in net income as prescribed by current accounting standards and the related cost measured by such fair value-based method. The Company currently does not have any stock-based employee compensation plans. The Company will provide disclosure in its financial statements after the effective date of the standard relating to its outstanding warrants to the extent applicable.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          11.  Computation of earnings per common share

          27.  Financial Data Schedule (for SEC use only)

     (b) The Company has not filed any reports on Form 8-K during the quarter ended May 31, 1996 or subsequent to that date but prior to the filing date of this Form 10-Q.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMC, Inc.
                             --------------------------
                                    (Registrant)

July 15, 1996                  John M. Ryan
- - ---------------------        -------------------------, President
     Date                      (Signature)

July 15, 1996                  David J. Nadeau
- - ---------------------        -------------------------, Principal Financial and
     Date                      (Signature)               Accounting Officer