Form 10-K
period 1996-08-31
AMC INC
filed 1996-11-25
CIK 1002546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K


         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended August 31, 1996

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from             to

                        Commission file number 333-1742

                                   AMC, INC.
             (Exact name of registrant as specified in its charter)

GEORGIA                                                              58-2201031
(State or other jurisdiction of incorporation or organization)       (IRS Employer
                                                                     Identification No.)

240 PEACHTREE ST., N.W. SUITE 2200, ATLANTA, GA.                     30303
(Address of principal executive offices)                             (Zip Code)


                                 (404) 220-3000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   NO
                                         ---     ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES       NO
                           ---     ---

Number of shares outstanding of the registrant's voting $1 par value common stock, as of November 18, 1996: 61,962,751 shares.

Neither the Company's common stock nor its Fixed Rate Class A Secured Notes due July 31, 2000 have a trading market.

Documents incorporated by reference:  None.

                                  Form 10-K
                                  AMC, Inc.
                      FISCAL YEAR ENDED AUGUST 31, 1996

                              Table of Contents

                                                                        Page No.


 Table of Contents                                                             2

 Part I
            Item 1  - Business                                                 3
            Item 2  - Properties                                               5
            Item 3  - Legal Proceedings                                        6
            Item 4  - Submission of Matters to a Vote of Security Holders      6

 Part II
            Item 5  - Market for Registrant's Common Equity and Related
                      Stockholder Matters                                      6
            Item 6  - Selected Financial Data                                  7
            Item 7  - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      8
            Item 8  - Financial Statements and Supplementary Data             15
            Item 9  - Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                     16

 Part III
            Item 10 - Directors and Executive Officers of the Registrant      16
            Item 11 - Executive Compensation                                  17
            Item 12 - Security Ownership of Certain Beneficial Owners
                      and Management                                          19
            Item 13 - Certain Relationships and Related Transactions          20
 Part IV
            Item 14 - Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K                                             24


Signatures                                                                    27


                                     PART I

ITEM 1.  BUSINESS

GENERAL

AMC, Inc. (the Company or AMC) was formed in 1995 in conjunction with the debt restructuring of Mr. John C. Portman, Jr. (Mr. Portman) and a group of affiliated entities (collectively, the Portman Companies). As a result of these transactions, the initial assets of AMC included the Atlanta Merchandise Mart (the Merchandise Mart), the Atlanta Apparel Mart (the Apparel Mart), the Atlanta Gift Mart (the Gift Mart; the Merchandise Mart, the Apparel Mart and the Gift Mart hereinafter collectively, the Marts), and the assets of the Atlanta Market Center Management Company, Inc. (AMCMC) which operated the Marts. The Marts serve as wholesale trade facilities. Prior to the formation of AMC, Mr. Portman and the Portman Companies had been involved in designing, developing, operating and owning office buildings, hotels, trade marts, and trade shows throughout the world for more than 40 years.

DESCRIPTION OF BUSINESS

The Company's primary business is the operation of the Marts and the management of trade shows in conjunction with such Marts, which historically has generated more than 90% of the Company's revenue. Additionally, the Company manages trade shows on behalf of third parties at other locations. The Company's owned trade shows are held at the Marts.

Trade marts offer Manufacturers showrooms and also conduct periodic industry specific trade shows (also known as markets). The Company acts as an intermediary to bring together a critical mass of manufacturers and retailers. The Marts allow wholesalers, principally manufacturers and their representatives (collectively, Manufacturers), to offer their goods to a broad range of retailers at a single location.

Each of the Marts focuses on a specific industry. The Apparel Mart, with approximately 1.3 million rentable square feet, is a wholesale buying facility for purchasers of women's, children's and men's apparel, jewelry and fashion accessories. The Gift Mart houses approximately 1.0 million square feet of giftware. The Merchandise Mart, which has approximately 1.9 million rentable square feet, houses a variety of gift, home furnishings and decorative accessories. The assets of the Marts are principally comprised of the Mart buildings and improvements thereto and interests in the land upon which they are located.

In order to participate in trade shows at the Marts, Manufacturers either lease showrooms for terms that average approximately three years (referred to as permanent space) or rent an exhibit booth for a particular trade show. By committing to permanent space, in addition to having the availability of a year round sales facility, a Manufacturer has the ability to construct significant tenant improvements and is assured of a specific location and the ability to participate in the trade shows held at the Mart during the term of its lease. Some of the Manufacturers only use such leased space during trade shows.

The Company's principal executive offices are located at 240 Peachtree Street, N.W., Suite 2200, Atlanta, Georgia 30303, and its telephone number is (404) 220-3000.

RECENT DEVELOPMENTS

The Company is currently creating a holiday and floral center in the Merchandise Mart by securing leases from new tenants and relocating tenants from the Gift Mart. The Company believes that the creation of this center will provide additional cross-merchandising opportunities. The Company estimates that the development will involve expenditures of approximately $6.0 million through August 31, 1997 in order to rebuild three floors of the Merchandise Mart and to build pedestrian bridges between the Gift Mart and the Merchandise Mart. As of August 31, 1996, the Company has incurred approximately $1.0 million related to the development of the holiday and floral center.

Management currently is evaluating its strategy regarding the International Sports Plaza (ISP) due to its continued low occupancy levels. The ISP, which offers athletic and sports clothing, footwear and equipment, is allotted 207,000 rentable square feet in the Apparel Mart and is currently 45.9% occupied. In light of the low occupancy, the Company is considering whether the ISP has a long term profit potential and is reviewing its options for continuing this business in the future.

SEASONALITY

The number of trade shows or markets in a particular industry is keyed to the major sales seasons for such industry. A majority of the Company's trade shows occur from January through September of each calendar year. Accordingly, the Company experiences periodic fluctuations in its trade show revenues, with the lowest revenues occurring in the period from October through December of each calendar year. Other revenues of the Company, such as parking and advertising sales, fluctuate periodically with trade show revenues, as these revenues are significantly impacted by the timing and number of trade shows.

COMPETITION

The Company's Marts and trade shows compete with a variety of other trade marts and trade shows throughout the United States. In addition, new or additional trade marts or trade shows may be organized by existing competitors or new market entrants which may adversely impact the Company's operations.

Existing competitors to the Apparel Mart include the New York garment district and regional marts located in Dallas, Chicago, San Francisco and Miami. Existing competitors to the Gift Mart include regional marts located in New York, Dallas, Chicago, San Francisco and Los Angeles, as well as trade shows owned or managed by a large competitor in New York, Boston, Washington, D.C., Chicago, and San Francisco. Existing competitors to the Merchandise Mart include High Point, North Carolina and the Surfaces show in the area rug industry; mill showrooms and a semi-annual trade show in New York in the home textile industry; and High Point, North Carolina and trade marts in Dallas and San Francisco in the home accents and furniture industries.

The Company believes the primary basis on which trade marts compete is the cost of transportation to a trade mart, availability and cost of local accommodations, transportation, food and other services, and critical mass of merchandise. Because of its location in Atlanta with its favorable air transportation, infrastructure, accommodations and services, the convenience and efficiencies of the Marts, and the breadth of its product line in a concentrated area and emphasis on cross-merchandising, the Company believes it distinguishes itself from, and is well positioned to compete against, other marts and trade shows in each of its industries.

The Company also faces some indirect competition from Manufacturers who engage in direct retail sales. Developments in telecommunication could establish additional direct contact between Manufacturers and buyers.

EMPLOYEES

The Company had approximately 240 full-time employees on August 31, 1996. In addition, the Company hires temporary employees as needed to support its operations during peak trade shows. No material segment of the Company's employees are represented by a union or similar organization. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

The Company owns or ground leases the parcels of land on which its three Marts are located and owns a small parcel of unimproved land in downtown Atlanta, Georgia (the Unimproved Land). The Marts, which are wholly-owned by the Company, are adjacent to one another and are connected by aerial walkways. Through its subsidiary, EC Holdings, the Company also owns small minority interests in two mixed use complexes in the financial district of San Francisco, California, Embarcadero Center (EC) and Embarcadero Center West
(ECW).

Periodically, the Company redesignates space as rentable, non-rentable, permanent or temporary.

Apparel Mart

The Apparel Mart, which was opened in 1979 and expanded in 1989, is a 15-story building located on an approximately 3.6 acre site. The property is comprised of eleven separate tracts of land, approximately 65% of which is ground leased to the Company. The facility has approximately 1.1 million rentable square feet currently devoted to permanent space, and approximately 156,000 rentable square feet currently devoted to temporary exhibit space. Additionally, the building has a 15-story atrium, a penthouse theater that seats approximately 1,000, a restaurant and on-site parking, all of which the Company owns. As of August 31, 1996, approximately 59% of the showroom space was leased.
Additional rental of exhibit space occurs during the Company's trade shows.
The Apparel Mart is subject to a deed to secure debt, which secures the obligations of the Company under a revolving line of credit (the Revolver), and a deed to secure debt, which secures the Company's corporate bonds payable (the Notes).

Merchandise Mart

The Merchandise Mart, which was opened in 1961 and expanded in 1967 and 1986, is located on an approximately 2.3 acre site. The property is comprised of eight parcels, seven of which represent 0.6 acre and are ground leased by the Company. The remaining 1.7 acre parcel is owned by the Company. The 23-story building has approximately 1.4 million rentable square feet currently devoted to permanent space and approximately 525,000 rentable square feet currently devoted to temporary exhibit space. As of August 31, 1996, the permanent space in the Merchandise Mart was approximately 51% leased. Additional rental of exhibit space occurs during the Company's trade shows. The executive offices of the Company are located in the Merchandise Mart. The Merchandise Mart is subject to a deed to secure debt, which secures the obligations of the Company under the Revolver, and a deed to secure debt, which secures the obligations of the Company under the Notes.

Gift Mart

The Gift Mart, which was opened in January 1992, is a 18-story building located on an approximately 1.8 acre site. The Company owns this property, which is subject to a deed to secure debt, which secures the Company's obligations under a mortgage loan (the Gift Mart Financing). The 18-story building contains approximately 1.0 million rentable square feet, which is all permanent space, and a five-level parking garage. As of August 31, 1996, approximately 96% of such space was leased.

Other Properties

The Company indirectly owns small minority interests in two mixed use complexes in San Francisco's financial district. EC, in which the Company owns an approximately 3.4% interest, is comprised of four office buildings, a retail mall and a hotel. The adjacent ECW, in which the Company owns an approximately 6.7% interest, is comprised of two office buildings and a hotel. Pursuant to the limited partnership agreements for EC and ECW, the general partners of such partnerships can make capital calls from time to time. The general partner of EC recently has made such a capital call, pursuant to which the Company would be required to contribute additional capital to maintain its current equity interest in the limited partnership. The Company has not responded to this capital call and may not make capital contributions to this limited partnership. Accordingly, the Company's interest in EC will decrease to reflect the increased capital of other partners therein. Management currently intends to sell its interests in both these partnerships. Any net proceeds from such sales must be used to amortize the Company's Class A Elevated Antecedent Debt Notes (the Antecedent Debt Bonds). The stock of the Company's subsidiary that owns the interests in EC and ECW has been pledged as security for the Antecedent Debt Bonds.

The Company also owns the Unimproved Land, an approximately 0.3 acre tract of land in downtown Atlanta. The land currently is used for surface parking, which generates sufficient net income to cover its operating costs. The Company intends to actively market the land for sale; however, if the property were sold, any net proceeds must be used to amortize the Antecedent Debt Bonds. The Unimproved Land is subject to a first priority deed to secure debt, which secures the Antecedent Debt Bonds.

Leases

The leases for tracts of land that are a part of the Apparel Mart site have terms expiring from February 2066 to August 2071. The leases for tracts of land that are a part of the Merchandise Mart site have terms expiring in June 2061. Under the terms of these leases, the Company may assign, sublet or encumber its leasehold interests in such properties. The only event of default is the failure of the Company to pay when due rent, taxes, assessments or other charges required to be paid to the lessor or to pay insurance premiums for insurance policies required to be maintained by the Company pursuant to the terms of each lease. If the Company fails to cure such default within 90 days of receiving a notice of default, the lessor may take possession of the property.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to certain claims in the ordinary course of business. The Company is not involved in any legal proceedings which it believes could have a material adverse effect upon its financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's issued and outstanding common stock is not actively traded and there is not an established public trading market for such shares. As of August 31, 1996, there were approximately 28 shareholders of the Company's common stock. There were no dividends declared on the Company's common stock during the period from October 2, 1995 through August 31, 1996. The Company's debt agreements restrict dividend payments and it has no intention of paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data relating to the consolidated results of the Company as of and for each of the periods shown. Such financial information is qualified by and should be read in conjunction with the detailed information and financial statements and the notes thereto appearing elsewhere herein.

                                        PERIOD FROM OCTOBER   PERIOD FROM OCTOBER   PERIOD FROM JANUARY
                                          2, 1995 THROUGH       1, 1994 THROUGH       1, 1995 THROUGH
                                          AUGUST 31, 1996       AUGUST 31, 1995       OCTOBER 1, 1995
                                          ---------------       ---------------       ---------------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenues                                  $   62,767              $  61,082             $  53,300
 Operating expenses, exclusive
of depreciation and
amortization                                   37,165                 35,336                27,721
 Depreciation and
 amortization                                  11,515                 12,774                 9,559
                                           ----------              ---------             ---------
   Operating income                            14,087                 12,972                16,020
 Interest expense                               7,780                 30,241                25,560
 Other expenses (income)                       (4,396)                  (383)                 (346)
 Income tax expense                             3,402                     --                    --
                                           ----------              ---------             ---------
  Income (loss) before
   extraordinary item                      $    7,301              $ (16,886)            $  (9,194)
                                           ==========              =========             =========
 Income (loss) before
   extraordinary item per
   share - primary                         $      .12              $      (a)            $      (a)
                                           ==========              =========             =========
 Income (loss) before
   extraordinary item per
   share - fully diluted                   $      .10              $      (a)            $      (a)
                                           ==========              =========             =========

                                                                                      DECEMBER 31
                                            AUGUST 31,           OCTOBER 1,           -----------
                                              1996                 1995                  1994
                                              ----                 ----                  ----
                                                                                 (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
 Total assets                              $  235,222           $ 214,133             $ 213,675
 Corporate notes/mortgage
  loans payable                               325,968             354,505               407,532
Long-term advances from
  affiliate                                ----------           ---------                12,048
 Deficit                                   $ (103,187)          $(152,165)            $(231,015)
                                           ==========           =========             =========

                                        PERIOD FROM OCTOBER   PERIOD FROM OCTOBER   PERIOD FROM JANUARY
                                          2, 1995 THROUGH       1, 1994 THROUGH       1,1995 THROUGH
                                          AUGUST 31, 1996       AUGUST 31, 1995       OCTOBER 1, 1995
                                         ------------------    ------------------    ------------------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
OTHER:
 Distributions to stockholders/
  partners                                 $       --           $     990             $     103
                                           ==========           =========             =========

                                                              YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                       1994           1993               1992              1991          1990
                                       ----           ----               ----              ----          ----
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenues                           $  63,189       $  63,177         $  61,930          $  54,040     $  54,055
 Operating expenses, exclusive
of depreciation and
amortization                           36,681          35,205            34,777             28,379        29,076
 Depreciation and
 amortization                          13,511          14,472            12,811              8,023         8,063
                                    ---------       ---------         ---------          ---------     ---------
   Operating income                    12,997          13,500            14,342             17,638        16,916
 Interest expense                      25,946          24,018            28,840             23,903        32,935
 Other expenses (income)                  373            (310)             (415)             2,381           727
 Income tax expense                        --              --                --                 --            --
                                    ---------       ---------         ---------          ---------     ---------
  Income (loss) before
   extraordinary item               $ (13,322)        (10,208)        $ (14,083)         $  (8,646)    $ (16,746)
                                    =========       =========         =========          =========     =========
 Income (loss) before
   extraordinary item per
   share - primary                  $      (a)      $      (a)        $      (a)         $      (a)    $      (a)
                                    =========       =========         =========          =========     =========
 Income (loss) before
   extraordinary item per
   share - fully diluted            $      (a)      $      (a)        $      (a)         $      (a)    $      (a)
                                    =========       =========         =========          =========     =========

                                                             DECEMBER 31,
                                    --------------------------------------------------------
                                      1993            1992              1991          1990
                                      ----            ----              ----          ----
                                                       (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
 Total assets                       $ 219,903     $ 236,739         $ 241,925      $ 204,313
 Corporate notes/mortgage
  loans payable                       410,541       414,094           399,440        347,906
Long-term advances from
  affiliate                            12,048        12,048            12,048         12,048
 Deficit                            $(220,210)    $(207,966)        $(191,024)     $(177,795)
                                    =========     =========         =========      =========

                                                           YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------
                                       1994          1993              1992          1991          1990
                                       ----          ----              ----          ----          ----
                                                  (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
OTHER:
 Distributions to stockholders/
  partners                          $   1,077     $   1,694         $   2,526      $   1,087     $      --
                                    =========     =========         =========      =========     =========

(a)  Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

AMC, Inc. was formed effective October 2, 1995 with a fiscal year end of August
31. For purposes of discussion of the results of operations of AMC, Inc. and subsidiaries from its formation through August 31, 1996, comparative unaudited amounts for the Atlanta Market Center Companies (predecessor companies) for the comparable period from October 1, 1994 through August 31, 1995, have been set forth below. The fiscal year for the Atlanta Market Center Companies ended on December 31. The following discussion is also based on the historical combined financial statements of the Atlanta Market Center Companies as of and for the periods ended October 1, 1995 and December 31, 1994. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. References herein to the Company mean AMC, Inc. after October 2, 1995 and the Atlanta Market Center Companies prior thereto.

Effective October 2, 1995, Mr. Portman and The Portman Companies entered into a series of agreements with their lenders to restructure their existing indebtedness. Under the terms of these agreements, the net assets of the Atlanta Market Center Companies were contributed to AMC, Inc., which had been formed principally for such purpose. In exchange for the existing debt reduced by certain amounts forgiven by the lenders, the creditors of Mr. Portman and certain affiliates, including the creditors of the Company, received approximately 82.5% of the equity interest in the Company, the Notes, the AMM Escrow Bonds, and the Antecedent Debt Bonds.

This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS 15). As a result of this troubled debt restructuring in which the existing debt exceeded the fair value of the equity interests issued and the total future principal and interest payments called for under the Notes, the Notes have initially been recorded at an amount equal to the total future cash payments, including interest, specified by their terms in accordance with SFAS 15. All future cash payments will be accounted for as a reduction of the carrying amount of the Notes, and no interest expense will be recognized on the Notes.

RESULTS OF OPERATIONS

General

The Company's principal sources of revenues are rental revenues from the lease of showroom and exhibition space in the Marts and trade show revenues, which relate to specific shows staged for related industries. The Company leases showroom space over terms ranging from one to five years with rent payable monthly over the term of the lease. In addition, the Company rents exhibition space during markets thereby affording non-tenant Manufacturers an opportunity to exhibit merchandise during a specific trade show. Because of the troubled debt restructuring accounted for under SFAS 15, the Company's operations for all periods after October 2, 1995 will reflect lower interest expense because interest on the Notes is charged against the carrying value of the Notes and no interest expense is recognized.

The number of trade shows or markets in a particular industry is keyed to the major sales seasons for such industry. A majority of the Company's trade shows occur from January through September of each calendar year. Accordingly, the Company experiences periodic fluctuations in its trade show revenues, with the lowest revenues occurring in the period from October through December of each calendar year. Other revenues of the Company, such as parking and advertising sales, fluctuate periodically with trade show revenues as these revenues are significantly impacted by the timing and number of trade shows.

Certain indirect operating expenses, such as marketing and administrative expenses, are incurred in advance of the ultimate receipt of revenues related to such marketing efforts, particularly in the case of trade shows. Accordingly, the relationship of operating income to revenues will vary from period to period based on the timing of trade shows and the Company's general marketing efforts.

The Company provides for losses on tenant receivables that are more than 60 days delinquent. Such policy has resulted in bad debt expense that has been determined to be generally reflective of experienced losses. The Company does continue to pursue collection of such receivables once reserved and does not write them off until collection efforts indicate write-off is appropriate. Since rents are due no later than the beginning of each month and accrued accordingly, all rental receivables at a period-end are past due. This ultimately results in larger aggregate allowances as a percentage of total receivables. There are no individually significant tenant receivables for which there is an allowance at any of the reporting period-ends, nor are there any trends, events, or conditions resulting in the allowance which management expects will materially impact future operating results, liquidity, or capital resources.

Period from October 2, 1995 through August 31, 1996 compared to the period from October 1, 1994 through August 31, 1995


                          AMC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE PERIOD FROM OCTOBER 2, 1995 THROUGH AUGUST 31, 1996

                ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                       COMBINED STATEMENT OF OPERATIONS
         FOR THE PERIOD FROM OCTOBER 1, 1994 THROUGH AUGUST 31, 1995

                                                                              1996          1995
                                                                              ----          ----
REVENUES:                                                                                (unaudited)
    Rental                                                                 43,915,842    42,207,641
    Trade Shows                                                            14,844,458    14,868,779
    Other                                                                   4,006,791     4,005,404
                                                                           ----------   -----------
                                    Total Revenues                         62,767,091    61,081,824
OPERATING EXPENSES:
    Building Operations                                                     9,256,018     8,874,230
    Trade Shows                                                             3,144,999     2,631,840
    Marketing                                                               3,768,517     3,877,241
    General & Administrative                                               15,922,176    14,842,301
    Bad Debt                                                                  932,909       874,965
    Property Taxes                                                          4,140,775     4,235,606
    Depreciation and amortization                                          11,514,878    12,774,137
                                                                           ----------   -----------
                                    Total Operating Expenses               48,680,272    48,110,320

                                                                           ----------   -----------
    Operating Income                                                       14,086,819    12,971,504
OTHER INCOME (EXPENSES):
    Interest Expense                                                       (7,780,170)  (30,240,988)
    Interest Income                                                           545,747       416,108
    Earnings from investment in affiliate                                      88,738        89,985
    Proceeds from insurance claim                                             883,881       147,216
    Income, net resulting from one-time event                               3,316,512             0
    Other                                                                    (439,329)     (270,459)
                                                                           ----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                                          10,702,198   (16,886,634)

    Income Tax Expense                                                      3,401,600             0

                                                                           ----------   -----------
NET INCOME (LOSS)                                                           7,300,598   (16,886,634)
                                                                           ==========   ===========

Rental revenues increased approximately $1,708,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995. Rental revenues in the Gift Mart increased approximately $1,590,000 mainly due to an increase in rental rates. Rental revenues decreased approximately $490,000 in the Merchandise Mart, reflecting a decrease in occupancy which lowered revenues by approximately $2,702,000, partially offset by an increase in rental rates which increased revenues by approximately $1,582,000. Rental revenues in the Apparel Mart increased approximately $607,000, reflecting an increase of approximately $84,000 due to increased rental rates and an increase of approximately $523,000 due to increased occupancy.

Trade show revenues remained relatively stable during the period ended August 31, 1996, as compared to the period ended August 31, 1995. Increased revenues related to the January Gift Show were offset by decreases in other shows, most notably, the July Gift Show.

Other revenue remained relatively stable during the period ended August 31, 1996, as compared to the period ended August 31, 1995. Decreases in publishing revenues associated with the directory produced for the January and July gift shows and in security services revenues were partially offset by increases in parking revenues and management fees on independent trade shows.

Building operations expense increased approximately $382,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995. This increase was due to increases in cleaning, insurance, and repairs and maintenance, partially offset by a decrease in utilities expense.

Trade show expenses increased approximately $513,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995. This increase was due to increases in costs associated with the gift and apparel shows.

Marketing expenses decreased approximately $109,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995, primarily due to a decrease in publishing expense.

General and administrative expenses increased approximately $1,080,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995, primarily due to an increase in salaries and benefits during 1996.

Bad debt expense increased approximately $58,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995, due to the increase in billings during 1996.

Property tax expense decreased approximately $95,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995, primarily due to a lower assessed value of the Atlanta Merchandise Mart in calendar 1995 compared to calendar 1994.

Depreciation and amortization expense decreased approximately $1,259,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995, due to certain improvements becoming fully depreciated during 1995.

The resulting operating income was approximately $14,087,000 during the period ended August 31, 1996, as compared to $12,972,000 for the period ended August 31, 1995. This increase in operating income was the result of increased permanent space revenue.

Interest expense decreased approximately $22,461,000 during the period ended August 31, 1996, as compared to the period ended August 31, 1995. This decrease in interest expense was due to the fact that, subsequent to the formation of the Company, interest on the Company's Notes is charged against the carrying value of the Notes and no interest expense is recognized on the Notes.

The Company received $883,881 during the period from October 2, 1995 through August 31, 1996, and the predecessor companies received $147,216 during the period from January 1, 1995 through October 1, 1995 from the cash settlement of an insurance claim relating to litigation under which Portman and certain affiliates were defendants. The insurance claim was filed by Portman and affiliates prior to the formation of the Company. When the claim was settled, by agreement, $125,000 was paid to the predecessor companies and a balance of $850,000 was held as security for an appeal bond issued in conjunction with the litigation. The rights to the proceeds of the insurance claim were assigned to the Company upon its formation. Due to the uncertainty surrounding the outcome of the litigation the Insurance Claim Receivable was fully reserved as of October 2, 1995. During 1996, the court ruled in favor of the defendants, the appeal bond was cancelled and the insurance claim plus accrued interest were paid to the Company.

Olympic Related Income is the revenues net of direct costs of business undertaken by the Company specifically related to the 1996 Centennial Olympic Games. This net revenue is non-recurring in nature.

Income tax expense was $3,401,600 for the period ended August 31, 1996. No income tax expense was recognized during the period ended August 31, 1995, due to the fact that prior to the formation of the Company, the predecessor companies were partnerships or S corporations, and any liability for income taxes was that of the partners and stockholders and not that of the Company.

Net income was approximately $7,301,000 for the period ended August 31, 1996, as compared to a net loss of approximately $16,887,000 for the period ended August 31, 1995. This increase in net income is due to the fact that interest expense relating to the Company's Notes is charged against the carrying value of the Notes and no interest expense is recognized on such Notes, which increase is partially offset by increased income tax expense.

1995 Period (Nine-Month Period) Compared To Year Ended December 31, 1994 (Twelve-Month Period)

Rental revenues for the 1995 Period were approximately 65.6% of total revenues, compared to approximately 69.9% of total revenues for the year ended December 31, 1994. This decrease in the percentage of total revenue is due to the fact that the majority of the Company's trade shows for the year had occurred as of September 30 and only nine months of rental revenue had been earned as of this date. Trade show revenues were approximately $14.9 million, or approximately 28.0% of total revenues, for the 1995 Period, as compared to approximately $15.1 million, or approximately 23.9% of total revenues, for the year ended December 31, 1994. This decrease was due to tradeshows held in October 1994.

Other revenues increased to approximately 6.4% of total revenues for the 1995 Period, compared to approximately 6.2% of total revenues for the year ended December 31, 1994, primarily reflecting increases in advertising sales from market publications, parking and fees associated with third party management contracts.

Building operations expense was approximately 13.9% of total revenues during the 1995 Period as compared to approximately 14.6% during 1994. This slight decrease was due to decreased utilities cost during the 1995 Period.

Trade shows expense remained relatively stable at approximately 4.4% of total revenues during the 1995 Period as compared to approximately 4.8% during 1994.

Marketing expense was approximately 6.0% of total revenues during the 1995 Period as compared to approximately 4.5% of total revenues during the year ended December 31, 1994. This increase was due to an increase in publishing costs.

General and administrative expenses decreased from approximately 23.2% of revenues during 1994 to approximately 21.5% of total revenues during the 1995 Period due to certain bonus payments made in 1994 not being applicable during the 1995 Period.

Bad debt expense was approximately 1.3% of total revenues during the 1995 Period as compared to 1.9% during 1994. This decrease was due to the success of increased collection efforts during the 1995 Period. Included in bad debt expense in the 1995 Period was approximately $130,000 related to a receivable from Portman Apparel Associates, L.P., an affiliate of the Company.

Property tax expense was approximately 5.0% of total revenues during the 1995 Period as compared to approximately 9.2% during 1994 due to a lower assessed value of the Mart buildings during the 1995 Period.

Depreciation and amortization expense decreased from approximately 21.4% of total revenues during 1994 to approximately 17.9% during the 1995 Period due to the fact that certain tenant improvement costs became fully depreciated during 1994.

Operating income was approximately 30.1% of total revenues for the 1995 Period compared to approximately 20.6% for 1994 for the reasons described above.

Interest expense as a percentage of total revenues was approximately 48.0% for the 1995 Period compared to approximately 41.1% for the year ended December 31, 1994, primarily reflecting increases in interest rates during the 1995 Period. The weighted average interest rate increased from 6.16% in 1994 to 8.12% in the 1995 Period. Average debt outstanding was approximately $421.9 million during the 1995 Period, compared to $421.7 million for the year ended December 31, 1994.

The earnings from investment in affiliates of approximately $0.09 million in the 1995 Period represents earnings from the Company's investment in Portman Lightfair. The loss from investment in affiliates of approximately $0.5 million in 1994 represents a loss from a 25% interest in a joint venture formed in 1994 to develop and produce a special event, which was partially offset by earnings received from Portman Lightfair.

The loss before extraordinary item was approximately $9.2 million for the 1995 Period, compared to approximately $13.3 million in 1994 for the reasons described above. Immediately prior to the formation of the Company, an extraordinary gain from the debt restructuring of approximately $68.0 million was realized, resulting in net earnings for the period of approximately $58.8 million, as compared to a loss of approximately $13.3 million for 1994.

Liquidity and Capital Resources

The Company's primary sources of cash are internally generated funds and borrowings under the Revolver. The availability of cash flows generated by the Gift Mart are limited by the terms of the Gift Mart financing. Cash flow from operations less payments under an income tax sharing agreement less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled approximately $4.3 million for the period from October 2, 1995 through August 31, 1996, $3.2 million for the period from January 1, 1995 through October 1, 1995, and $5.1 million for the year ended December 31, 1994.

Borrowings on the Revolver of up to $10 million may be used solely to fund operations and capital improvements and for acquisition and start-up costs for new trade shows in an amount not to exceed $2.5 million. At November 20, 1996 the Company had $6.4 million available under the Revolver.

Cash flows from operations were approximately $17.9 million during the period from October 2, 1995 through August 31, 1996, $12.4 million for the period from January 1, 1995 through October 1, 1995, and $16.3 million for the year ended December 31, 1994. Cash flows from operations have been positive for the past several years, despite the net losses of the Company, primarily due to the fact that net income is negatively impacted by depreciation expense, which is a non-cash charge to earnings and also, all interest expense incurred over the past three years had not been paid. Under the terms of the Notes and the Gift Mart financing, the Company is required to use certain portions of the cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements.

Significant capital expenditures were incurred over the past several years and ongoing capital expenditures will be necessary to adequately maintain the Company's properties. Total capital expenditures were $8.7 million for the period from October 2, 1995 through August 31, 1996, $6.2 million for the period from January 1, 1995 through October 1, 1995, and $12.0 million for the year ended December 31, 1994. Prior to the formation of the Company, these capital expenditures were funded through cash flows from operations and borrowings from commercial banks and affiliated entities. Management expects that capital expenditures, including tenant improvements, of approximately $9.0 million to $10.0 million will be needed to improve and maintain the buildings during the year ending August 31, 1997. There can be no assurance, however, that changes in the competitive environment, governmental regulations, or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

Debt repayments totaled $14.5 million for the period from October 2, 1995 through August 31, 1996, $3.2 million for the period from January 1, 1995 through October 1, 1995, and $8.3 million for the year ended December 31, 1994. During 1997, the Company will be required to repay approximately $.5 million of the principal amount under the AMM Escrow Bonds. Principal payments to reduce the indebtedness under the Gift Mart financing and the Notes will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

Management expects that cash flows from operations and borrowings under the Revolver will be sufficient to fund planned capital expenditures during the 1997 fiscal year and interest and principal payments on the Company's indebtedness. Over the longer term, management anticipates that internally generated funds will be sufficient to fund required capital expenditures and scheduled debt service prior to the maturity date of the Gift Mart financing, provided the Company can maintain its operating revenues and expenses at current levels. There can be no assurance the Company can maintain current revenue levels which are affected by changing economic conditions in the specific industries represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that internally generated funds and borrowings under the Revolver are insufficient, the Company would be required to seek financing; however, the Company's ability to do so is limited under the terms of the Revolver.

The remaining principal balance on the Gift Mart financing is due on July 31, 1998, with an option to extend the maturity date for one year, if specified performance levels are achieved. The Company's Notes are due and payable on July 31, 2000. The Company will not generate sufficient cash to repay such indebtedness and intends to refinance both of these debt obligations at maturity by extending their maturity dates or securing other financing. There can be no assurance that the Company will be able to extend the maturity dates of any of its indebtedness or secure alternative financing to fund the repayment thereof.

Inflation

The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to five years while the term of most service contracts is one year or less.

Recently Issued Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets that are to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of their recoverability would be performed and any resulting impairment loss recorded. The implementation of SFAS 121 is not expected to materially impact the Company's financial position or results of operations because the Company periodically evaluates its commercial property and other assets for impairment using independent appraisals, cash flow analyses, and other relevant information. The Company has not experienced any significant impairment losses.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. This standard defines a fair value-based method of measuring employee stock options or similar equity instruments. In lieu of recording the value of such options as compensation expense, companies may provide pro forma disclosures quantifying the difference between compensation cost included in net income as prescribed by current accounting standards and the related cost measured by such fair value-based method. The Company currently does not have any stock-based employee compensation plans. The Company will provide disclosure in its financial statements after the effective date of the standard relating to its outstanding warrants to the extent applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements follow immediately and are listed in Item 14 of Part IV of the report.

(This space left blank intentionally)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
AMC, Inc.:


We have audited the accompanying consolidated balance sheet of AMC, Inc. and subsidiaries (Company) as of August 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from October 2, 1995 through August 31, 1996, and the combined balance sheet of the Atlanta Market Center Companies (Predecessor) as of October 1, 1995, and the related combined statements of operations, equity (deficit), and cash flows for the period from January 1, 1995 through October 1, 1995 and for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1, AMC, Inc. was formed and organized effective October 2, 1995 principally to own and operate the businesses of certain affiliated companies as part of a restructuring of the existing indebtedness of such companies. The assets and liabilities of the Company have been recorded at their historical cost. Included in stockholders' deficit are accumulated net losses of the Predecessor of approximately $51,116,000.

In our opinion, the aforementioned consolidated financial statements of the Company present fairly, in all material respects, the financial position of AMC, Inc. and subsidiaries as of August 31, 1996, and the results of their operations and their cash flows for the period from October 2, 1995 through August 31, 1996, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned combined financial statements of the Predecessor present fairly, in all material respects, the financial position of the Atlanta Market Center Companies as of October 1, 1995, and the results of their operations and their cash flows for the period from January 1, 1995 through October 1, 1995 and for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                         KPMG PEAT MARWICK LLP


Atlanta, Georgia
November 1, 1996

                           AMC, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 August 31, 1996

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                             Combined Balance Sheet
                                 October 1, 1995

                           Assets                                 1996           1995
                           ------                                 ----           ----

Current assets:
    Cash                                                     $  1,052,082     1,407,511
    Restricted cash (note 8)                                    2,623,528     2,541,154
    Restricted escrow deposits (note 7)                           739,779     4,443,256
    Current maturities of notes receivable (notes 6 and 7)      1,050,632          --

    Receivables:
      Tenants                                                   5,931,489     3,746,094
      Affiliate (note 3)                                          369,753     1,368,867
      Other                                                        42,721        43,703
                                                             ------------   -----------
                                                                6,343,963     5,158,664
      Less allowance for doubtful receivables                   2,205,797     2,647,816
                                                             ------------   -----------
           Net receivables                                      4,138,166     2,510,848
                                                             ------------   -----------

    Insurance claim receivable, net (note 17)                        --            --
    Prepaid property taxes                                        313,613     1,049,884
    Deferred income taxes (note 11)                             1,819,528          --
    Other assets                                                  894,612       182,192
                                                             ------------   -----------
           Total current assets                                12,631,940    12,134,845
                                                             ------------   -----------

Commercial property, at cost (notes 5, 7, and 8)              321,708,239   313,001,013
    Less accumulated depreciation                             123,305,557   112,112,403
                                                             ------------   -----------
           Net commercial property                            198,402,682   200,888,610
                                                             ------------   -----------

Notes receivable, less current maturities (notes 6 and 7)       2,157,042          --
Investment in affiliates (notes 4 and 7)                           50,663        33,796
Deferred income taxes (note 11)                                20,368,611          --
Other assets (note 8)                                           1,610,598     1,075,328



                                                             ------------   -----------
                                                             $235,221,536   214,132,579
                                                             ============   ===========

See accompanying notes to consolidated and combined financial statements.




               Liabilities and Stockholders'/Partners' Deficit           1996              1995
               -----------------------------------------------           ----              ----

Current liabilities:
    Current installments of corporate notes payable (note 7):
      Mart Bonds interest payments                                   $ 12,000,000              --
      AMM Escrow Bonds                                                    512,703              --
                                                                     ------------       -----------
           Total current installments of corporate notes payable       12,512,703              --
                                                                     ------------       -----------

    Accounts payable:
      Trade and other                                                   6,253,639         4,612,927
      Affiliates (note 3)                                                  30,000           203,633
                                                                     ------------       -----------
           Total accounts payable                                       6,283,639         4,816,560
                                                                     ------------       -----------

    Accrued interest payable                                              698,617         2,334,922
    Deferred revenue                                                    2,226,144         2,346,019
    Accrued loan extension fees (note 8)                                  268,205              --
                                                                     ------------       -----------
           Total current liabilities                                   21,989,308         9,497,501
                                                                     ------------       -----------

Corporate notes payable, excluding current installments (note 7):
      Mart Bonds (face amount of $160,000,000)                        203,200,000              --
      Antecedent Debt Bonds                                             7,303,273              --
                                                                     ------------       -----------
           Total corporate notes payable, excluding
               current installments                                   210,503,273              --
                                                                     ------------       -----------

Mortgage loans payable (notes 7 and 8)                                102,951,830       354,505,464
Security deposits                                                       2,427,838         2,294,461
Accrued loan extension fees, excluding current
    installments (note 8)                                                 536,410              --
                                                                     ------------       -----------
           Total liabilities                                          338,408,659       366,297,426
                                                                     ------------       -----------

Stockholders'/partners' equity (deficit):
    Company common stock - $1 par value; 100,000,000
      shares authorized;  61,962,751 shares issued and
      outstanding                                                      61,962,751              --
    Predecessor common stock - $1 par value; 50,000
      shares authorized; 1,500 shares issued and outstanding                 --               1,500
    Capital deficit                                                  (172,450,472)     (152,166,347)
    Retained earnings                                                   7,300,598              --
                                                                     ------------       -----------
           Total stockholders'/partners' deficit (note 12)           (103,187,123)     (152,164,847)

Commitments and contingencies (notes 3, 9, 12, 14, and 15)
                                                                     ------------       -----------
                                                                     $235,221,536       214,132,579
                                                                     ============       ===========

                           AMC, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
           For the Period from October 2, 1995 through August 31, 1996

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                        Combined Statements of Operations
                   For the Period from January 1, 1995 through
                                 October 1, 1995
                    and for the Year ended December 31, 1994


                                                           October 2, 1995  January 1, 1995
                                                               through          through
                                                           August 31, 1996  October 1, 1995     1994
                                                             ------------    -----------    -----------

Revenues:
    Rental (note 13)                                         $ 43,915,842     34,943,066     44,178,561
    Trade shows                                                14,844,458     14,921,358     15,079,515
    Other revenues                                              4,006,791      3,435,821      3,930,924
                                                             ------------    -----------    -----------
           Total revenues                                      62,767,091     53,300,245     63,189,000
                                                             ------------    -----------    -----------

Operating expenses:
    Building operations (note 14)                               9,256,018      7,384,004      9,195,747
    Trade shows 3,144,999                                       2,353,269      3,008,621
    Marketing                                                   3,768,517      3,197,998      2,819,862
    General and administrative                                 15,922,176     11,471,439     14,679,881
    Bad debt expense                                              932,909        667,830      1,182,613
    Property taxes                                              4,140,775      2,646,181      5,794,346
    Depreciation and amortization                              11,514,878      9,559,359     13,511,079
                                                             ------------    -----------    -----------
           Total operating expenses                            48,680,272     37,280,080     50,192,149
                                                             ------------    -----------    -----------

           Operating income                                    14,086,819     16,020,165     12,996,851
                                                             ------------    -----------    -----------

Other (income) expenses:
    Interest expense - affiliated indebtedness (note 3)              --        1,433,437      1,467,365
    Interest expense - other indebtedness (notes 7 and 8)       7,780,170     24,126,266     24,478,396
    Interest income (note 6)                                     (545,747)      (350,049)      (493,010)
    (Earnings) loss from investment in affiliates (note 4)        (88,738)       (89,985)       457,362
    Proceeds from insurance claim (note 17)                      (883,881)      (147,216)          --
    Income, net resulting from one-time event (note 18)        (3,316,512)          --             --
    Other                                                         439,329        241,511        408,840
                                                             ------------    -----------    -----------
           Total other expenses, net                            3,384,621     25,213,964     26,318,953
                                                             ------------    -----------    -----------

           Income (loss) before income taxes
               and extraordinary item                          10,702,198     (9,193,799)   (13,322,102)

Deferred income tax expense (note 11)                           3,401,600           --             --
                                                             ------------    -----------    -----------
           Income (loss) before extraordinary item              7,300,598     (9,193,799)   (13,322,102)

Extraordinary item - gain on debt restructuring
    (notes 1 and 7)                                                  --       67,995,635           --
                                                             ------------    -----------    -----------

           Net income (loss)                                 $  7,300,598     58,801,836    (13,322,102)
                                                             ============    ===========    ===========

Net income per share - primary (note 1(i))                   $        .12
                                                             ============

Net income per share - fully diluted (note 1(i))             $        .10
                                                             ============

See accompanying notes to consolidated and combined financial statements.

                           AMC, INC. AND SUBSIDIARIES

            Consolidated Statement of Stockholders' Equity (Deficit) For the Period from October 2, 1995 through August 31, 1996

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                     Combined Statements of Equity (Deficit)
           For the Period from January 1, 1995 through October 1, 1995 and for the Year ended December 31, 1994

                                                                          Common       Capital       Retained
                                                                          stock        deficit       earnings        Total
                                                                          -----        -------       --------        -----

Predecessor balance at December 31, 1993                            $      1,500    (220,211,199)        --     (220,209,699)
Net loss                                                                    --       (13,322,102)        --      (13,322,102)
Contributions (note 3)                                                      --         3,863,618         --        3,863,618
Interest on capital contribution receivable from partner (note 3)           --          (270,204)        --         (270,204)
Distributions to stockholder (note 3)                                       --        (1,077,031)        --       (1,077,031)
                                                                    ------------    ------------    ---------   ------------
Predecessor balance at December 31, 1994                                   1,500    (231,016,918)        --     (231,015,418)

Net income                                                                  --        58,801,836         --       58,801,836
Contribution of capital through forgiveness of debt (note 3)                --        20,125,663         --       20,125,663
Contributions (note 3)                                                      --           103,534         --          103,534
Interest on capital contribution receivable from partner (note 3)           --           (77,566)        --          (77,566)
Distributions to stockholder                                                --          (102,896)        --         (102,896)
                                                                    ------------    ------------    ---------   ------------
Predecessor balance at October 1, 1995                                     1,500    (152,166,347)        --     (152,164,847)

Net equity resulting from the restructure of debt and the
    formation of the Company (notes 1 and 12)                             (1,500)     41,665,059         --       41,663,559
                                                                    ------------    ------------    ---------   ------------
Balance at October 2, 1995                                                  --      (110,501,288)        --     (110,501,288)

Issuance of the Company's common stock on November 17, 1995
    (note 12)                                                         62,173,153     (62,173,153)        --             --
Contribution of capital through principal repayment on AMM
    Escrow Bonds                                                            --            13,567         --           13,567
Receipt and retirement of treasury stock                                (210,402)        210,402         --             --
Net income                                                                  --              --      7,300,598      7,300,598
                                                                    ------------    ------------    ---------   ------------

Balance at August 31, 1996                                          $ 61,962,751    (172,450,472)   7,300,598   (103,187,123)
                                                                    ============    ============    =========   ============


See accompanying notes to consolidated and combined financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
           For the Period from October 2, 1995 through August 31, 1996

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                        Combined Statements of Cash Flows
           For the Period from January 1, 1995 through October 1, 1995 and for the Year ended December 31, 1994


                                                           October 2, 1995   January 1, 1995
                                                               through           through
                                                           August 31, 1996   October 1, 1995    1994
                                                           ---------------   ---------------    ----

Cash flows from operating activities:
    Net income (loss)                                        $  7,300,598     58,801,836    (13,322,102)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Extraordinary item - gain on debt restructuring              --      (67,995,635)          --
        Amortization of protected interest rate agreement         143,542        587,067      1,067,248
        Depreciation and other amortization                    11,954,207      9,769,445     13,821,265
        (Earnings) loss on investment in affiliates               (88,738)       (89,985)       457,362
        Deferred income tax expense                             3,401,600           --             --
        (Increase) decrease in net receivables                 (1,543,404)      (417,498)       883,057
        Increase in prepaid expenses
          and other assets                                       (439,132)      (878,135)      (378,589)
        (Decrease) increase in accounts payable,
          security deposits, and other accrued expenses        (1,085,365)     1,321,622      1,720,014
        (Decrease) increase in accrued interest payable        (1,636,305)     8,548,149      6,963,433
        Increase in unpaid interest added to mortgage
          loan payable                                               --        6,471,907      5,321,236
        (Decrease) increase in deferred revenue                  (119,875)    (3,687,698)        48,916
        Increase in accrued interest on contribution
          receivable from partner                                    --          (77,566)      (270,204)
                                                             ------------    -----------    -----------
              Net cash provided by operating activities        17,887,128     12,353,509     16,311,636
                                                             ------------    -----------    -----------

Cash flows from investing activities:
    (Increase) decrease in restricted cash                        (82,374)      (338,776)       455,044
    Principal repayments of notes receivable                      994,852           --             --
    Investment in joint venture                                      --             --         (559,516)
    Additions to commercial property                           (8,707,226)    (6,177,088)   (12,030,716)
    (Increase) decrease in cash management advances
      to affiliate                                                   --          (34,541)       799,893
                                                             ------------    -----------    -----------
              Net cash used in investing activities            (7,794,748)    (6,550,405)   (11,335,295)
                                                             ------------    -----------    -----------










                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                        Combined Statements of Cash Flows


                                                                                  October 2, 1995    January 1, 1995
                                                                                       through           through
                                                                                   August 31, 1996    October 1, 1995     1994
                                                                                    ------------        -----------    -----------

Cash flows from financing activities:
    Partner contributions                                                           $       --              103,534      3,863,618
    Principal repayments of mortgage loan                                             (4,330,179)        (3,232,357)    (8,330,199)
    Proceeds from mortgage loan                                                             --              306,732           --
    Principal payments of AMM Escrow Bonds                                            (1,143,304)              --             --
    Mart Bond interest payments                                                       (9,000,000)              --             --
    Decrease (increase) in restricted escrow deposits, net
      of deposits used to reduce the mortgage loan payable                             4,025,674         (2,723,366)      (506,696)
    Distributions to stockholder                                                            --                 --         (998,144)
                                                                                    ------------        -----------    -----------
              Net cash used in financing activities                                  (10,447,809)        (5,545,457)    (5,971,421)
                                                                                    ------------        -----------    -----------

              Net increase (decrease) in cash                                           (355,429)           257,647       (995,080)

Cash at beginning of period                                                            1,407,511          1,149,864      2,144,944
                                                                                    ------------        -----------    -----------

Cash at end of period                                                               $  1,052,082          1,407,511      1,149,864
                                                                                    ============        ===========    ===========

Supplemental disclosure of cash flow information -
    cash paid during the year for interest                                          $  9,272,933          9,952,580     12,593,844
                                                                                    ============        ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
      Decrease in working capital advances to affiliate
        through repayment of working capital notes
        payable                                                                     $       --                 --        1,145,386
                                                                                    ============        ===========    ===========

      Contribution of capital through forgiveness of interest-bearing advances from affiliate, inclusive of accrued interest of $8,077,663
        (note 3)                                                                    $       --           20,125,663           --
                                                                                    ============        ===========    ===========

      Net equity resulting from debt restructuring
        and formation of AMC, Inc. (note 12)                                        $ 41,663,559               --             --
                                                                                    ============        ===========    ===========

      Principal repayment on AMM Escrow Bonds
        through contribution from stockholder                                       $     13,567               --             --
                                                                                    ============        ===========    ===========


See accompanying notes to consolidated and combined financial statements.

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements

                       August 31, 1996 and October 1, 1995


(1)    Organization, Business, and Basis of Presentation

       The accompanying financial statements reflect the consolidated accounts of AMC, Inc. and subsidiaries (the "Company") for the period beginning on October 2, 1995 and the combined accounts of the Atlanta Market Center Companies (the "Predecessor") for earlier periods reported. The Company was incorporated as a Georgia corporation on September 29, 1995 and organized effective October 2, 1995. The Company was formed to own and manage trade marts, trade shows, special events, and consumer shows and activities reasonably related thereto. The principal assets of the Company are the Atlanta Apparel Mart, the Atlanta Merchandise Mart, and the Atlanta Gift Mart buildings containing permanent showroom and exhibition space. The Company has a fiscal year end of August 31.

       Prior to October 2, 1995, the assets and businesses owned by the Company were included in various partnerships and corporations controlled by John
       C. Portman, Jr. (Portman). Included in the Predecessor are the Atlanta Apparel Mart (AAM) -- (a limited partnership); Atlanta Merchandise Mart, L.P. (AMM) -- (a limited partnership); Atlanta Gift Mart, L.P. (AGM) -- (a limited partnership); and Atlanta Market Center Management Company, Inc. (AMCMC) -- (an S Corporation).

       Portman was a general partner in each of the partnerships and the sole stockholder of AMCMC. Other partnership interests in AAM, AMM, and AGM were owned by Portman or by Portman affiliates. AAM, AMM, and AGM are collectively referred to as "the Marts."

       In addition to the Marts and AMCMC, included in the Predecessor was Portman's indirect ownership interest in Lightfair International Associates (see note 4) and EC Holdings, Inc. Lightfair International Associates is a New York general partnership which manages an annual trade show featuring commercial lighting products and services for professionals involved in design, planning, maintenance, and/or construction industries. EC Holdings, Inc. consists of two mixed-use complexes in San Francisco's financial district, Embarcadero Center and Embarcadero Center West. Embarcadero Center is comprised of two office buildings and a hotel.

       Also included in the Predecessor was Pisa Associates, L.P. (Pisa) which owned and maintained a 14,460-square-foot parcel of unimproved property, used for surface parking, located near the Marts in Atlanta, Georgia.

       In 1991, Portman, Portman Properties (a proprietorship of Portman), and certain other affiliates, including those owning the assets and businesses discussed above, restructured substantially all of their then existing indebtedness under an Override and Collateral Pool Agreement
       (OCPA). Portman and certain affiliates subsequently defaulted on several provisions of the OCPA.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       Effective October 2, 1995 (the "Formation Date"), the OCPA was terminated and existing indebtedness of Portman and affiliates was further restructured through a series of agreements with the applicable creditors whereby AMC, Inc. would be formed to hold Portman's mart-related and certain other assets. In exchange for certain net assets, with a deficit book value for accounting purposes, contributed to the Company by Portman Holdings, L.P. (a partnership indirectly controlled by Portman), Portman Holdings, L.P. received 17.56% (10,880,302 shares) of the equity interest in AMC, Inc., which for accounting purposes is regarded as a distribution to Portman of approximately $10,880,000. The net assets contributed by Portman Holdings, L.P. for the shares of common stock it received had been contributed to Portman Holdings, L.P. by CGS Associates, L.P., a partnership in which Portman owned no interest but which was wholly owned by family members, employees, and former employees of Portman.

       On the Formation Date there were five classes of creditors (Classes A through E) under the OCPA holding claims against Portman personally. In addition, each of the Atlanta Apparel Mart, the Atlanta Merchandise Mart, and the Atlanta Gift Mart were encumbered by separate mortgage loans. As part of the OCPA termination, certain of this debt was forgiven and the remainder was restructured, resulting in an extraordinary gain of approximately $68.0 million for AAM and AMM. The debt was restructured as follows:

          - Class A Claims: On the Formation Date, there were two types of Class A claims under the OCPA. One type, in the aggregate amount of $2,706,639 held by the lending syndicate that held the mortgage loan on the Atlanta Merchandise Mart, was paid down to $1,656,007, which balance was modified to become the Fixed Rate Class A AMM Escrow Notes due July 31, 1997 in the principal amount of $1,656,007 (the "AMM Escrow Bonds"). Those bonds were issued directly to the thirteen banks comprising the lending syndicate which held the mortgage loan on the Atlanta Merchandise Mart. The other type of Class A claim, in the aggregate amount of $8,033,600 held by eight separate banks in varying amounts (being the banks which agreed to fund new working capital to Portman when the OCPA was put in place), was modified to become the Class A Elevated Antecedent Debt Notes due July 31, 2000 in the principal amount of $8,033,600 (the "Antecedent Debt Bonds").

          - Class B, C, and D Claims: On the Formation Date, the Class B, C, and D claims under the OCPA, which represented personal obligations of Portman, were determined to aggregate $280,329,854. These claims were extinguished in exchange for the transfer by Portman of interests in certain assets which had previously secured such claims. Such interests, which had a deficit book value for accounting purposes, were then contributed to AMC, Inc. by the claimants for approximately 29,203,000 shares of common stock of the Company. Because the transfer was in satisfaction of personal obligations, the issuance of shares to the claimants is regarded as a distribution to Portman of approximately $29,203,000 for accounting purposes.

          - Class E Claims: On the Formation Date, the Class E claims under the OCPA aggregated $8,483,953. These claims were extinguished for no further consideration.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


          - Atlanta Apparel Mart Financing: On the Formation Date, the then existing Atlanta Apparel Mart mortgage financing was held by a lending syndicate comprised of seven banks and had an outstanding balance of approximately $162,000,000. On the Formation Date, approximately $72,000,000 of this debt (while still an obligation of AAM) was forgiven and the balance of approximately $90,000,000 was transferred to the Company and modified to become $80,000,000 in principal amount of the private placement notes issued directly to the individual members of the lending syndicate. In addition, the members of the lending syndicate received an aggregate of approximately 10,790,000 shares of common stock of the Company, as well as warrants to purchase an additional approximately 8,409,000 shares (see note 12).

          - Atlanta Merchandise Mart Financing: On the Formation Date, the then existing Atlanta Merchandise Mart mortgage financing was held by a lending syndicate comprised of thirteen banks or other financial institutions and had an outstanding balance of approximately $153,000,000. On the Formation Date, approximately $60,000,000 of this debt (while still an obligation of AMM) was forgiven. A portion of this debt in the amount of $2,706,639 constituted a Class A claim, which was dealt with as described above. The balance of approximately $91,000,000 was transferred to the Company and modified to become the remaining $80,000,000 in principal amount of the private placement notes issued directly to the individual members of the lending syndicate. In addition, the members of the lending syndicate received an aggregate of approximately 11,300,000 shares of common stock of the Company, as well as warrants to purchase an additional approximately 8,807,000 shares (see note
             12).

          - AGM Financing: On the Formation Date, the then existing Atlanta Gift Mart mortgage financing was held by a lending syndicate comprised of five banks and had an outstanding balance of $107,282,009. On the Formation Date, this financing was modified to extend the term, to increase the interest rate, and to reflect numerous other changes from the original loan documentation (see note 8).

       AMC, Inc. common shares were issued and the debt restructuring was finalized on November 17, 1995; however, effective control of the net assets of the predecessor entities was transferred to the Company on October 2, 1995, from which date the risks and rewards of ownership were those of the shareholders of AMC, Inc. Because the measurement date for determining the restructured debt and related amounts forgiven was October 2, 1995 and because the risks and rewards of ownership were transferred to the AMC, Inc. shareholders effective October 2, 1995, the impact of recording the debt restructuring on its effective date rather than the date upon which such restructuring was finalized is not material to the Company's consolidated financial statements.

       This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS 15). Accordingly, the assets and liabilities of the Company have been recorded at their historical cost, and stockholders' deficit represents the excess of liabilities over assets. Included in stockholders' deficit are accumulated net losses of and total partners' excess withdrawals from the Predecessor of approximately $51,116,000 and $101,049,000, respectively.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       The accompanying consolidated financial statements of the Company include the accounts of AMC, Inc. and its wholly owned subsidiaries: GMGP, Inc.; Gift Mart Limited Partner, Inc.; LFGP, Inc.; and EC Holdings, Inc.

       All significant intercompany accounts and transactions have been eliminated in the consolidated and combined financial statements.

(2)    Summary of Significant Accounting Policies

       (a)   Method of Accounting

             The accompanying financial statements have been prepared on the accrual basis of accounting. Certain reclassifications have been made to the 1995 and 1994 combined financial statements to conform to the presentation in the 1996 consolidated financial statements.

       (b)   Restricted Escrow Deposits

             Restricted escrow deposits represent deposits for the payment of property taxes, insurance, and ground lease payments that are required by the Company's lenders.

       (c)   Receivables

             The Company's receivables primarily relate to billings to tenants who lease space in the mart buildings and billings to affiliates for reimbursable expenses. The Company generally provides for losses on tenant receivables that are more than 60 days delinquent. Provisions for losses on affiliate receivables are recorded based on specific analysis of the affiliate's ability to pay.

       (d)   Commercial Property

             Commercial property is carried at cost and is depreciated using straight-line and accelerated methods over the estimated useful lives of the assets as follows:

                  Buildings and improvements                   15 to 40 years
                  Tenant improvements                          3 to 5 years
                  Furniture, fixtures, and equipment           5 to 7 years

             Management evaluates its commercial property and other assets for impairment. In making such evaluation, management uses independent appraisals, cash flow analyses, and other relevant information to determine if the carrying value of the assets are recoverable. For any asset for which the carrying value is not considered to be recoverable, an impairment loss would be recognized by a write-down of the asset to its fair value. The Company has not experienced any significant impairment losses.

       (e)   Trade Show Revenue and Expense

             Trade show revenues are generally collected in advance and initially recorded as deferred revenue. Trade show revenues are recognized in the month the related show occurs. Direct costs of trade shows are deferred as prepaid expense and recognized in the month the related trade show occurs.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       (f)   Leasing Commissions and Management Fees

             The Company recognizes leasing and management fee income in accordance with the terms of its management agreements. The Company has entered into management agreements with certain affiliates:
             Portman Apparel Associates, L.P.; CGS Associates, L.P.; AMC Orlando, Inc.; AMC Tampa, Inc.; and an unrelated party, Inforum Associates.

             Under the terms of the agreements with Portman Apparel Associates, L.P.; AMC Tampa, Inc.; and AMC Orlando, Inc., the Company earns a management fee equal to 3% of the managed company's gross revenue, as defined. Under the terms of the agreement with CGS Associates, L.P., the Company earns a management fee equal to 1.5% of gross revenues, as defined, through December 31, 1995 and earns a management fee equal to 3% of gross revenues, as defined, thereafter. The Company earns a procurement fee during the initial term of the leases procured for Portman Apparel Associates, L.P. equal to the first month's base rent. In addition, the Company earns a lease commission of 5% of all rent collected thereafter during the initial term of the lease. For renewals and extensions, leasing commissions equal to 3% of all rent collected are earned during the renewal or extension period. In the event a tenant leases additional space, commissions are earned as if a new lease were being executed for the additional space leased. Procurement fees are paid when the first month's rent is collected; additional lease commissions are paid monthly during the lease term. Procurement fees and additional lease commissions are recognized as revenue when received. The Company only receives leasing commissions determined in accordance with the foregoing from Portman Apparel Associates, L.P. if such leasing commissions exceed leasing costs, as defined. Otherwise, the Company receives an amount equal to the leasing costs.

             Under the terms of the agreement with Inforum Associates, the Company manages the Convention Facilities and Food Service Contractor of the Inforum facility and receives as a management fee 40% of the Combined Net Cash Flow (as defined) of the Convention Facilities and Food Service operations.

             The Company or Predecessor earned approximately $1,053,000, $584,000, and $783,000 in leasing commissions and management fees for the 335-day period ended August 31, 1996, the 274-day period ended October 1, 1995, and the year ended December 31, 1994, respectively.

       (g)   Marketing Costs

             The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred or if directly related to specific trade shows are expensed in the month the related show occurs.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       (h)   Income Taxes

             The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

             For the Predecessor, no provision has been made for income taxes because any liability for income taxes is that of the partners and shareholders of the predecessor companies.

       (i)   Income Per Share

             Weighted average shares outstanding for the period from October 2, 1995 through August 31, 1996 were approximately 62,000,000. Primary net income per share has been calculated assuming no common stock equivalents resulting from outstanding warrants since such warrants are exercisable only upon certain conditions and such conditions have not yet occurred (note 12). As a result of total warrants exceeding 20% of current outstanding shares, fully diluted net income per share has been calculated assuming 16,736,548 additional shares issuable and outstanding and assuming an earnings increase of approximately $762,000 for the period from October 2, 1995 through 1996. Such assumed earnings increases have been determined using a tax-effected interest rate of 5.0%, applied to the proceeds that would have been received from the additional 16,736,548 shares assumed to be issued.

       (j)   Use of Estimates

             Management uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       (k)   Recently Issued Accounting Pronouncements

             In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets that are to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of their recoverability would be performed and any resulting impairment loss recorded. The implementation of SFAS 121 is not expected to materially impact the Company's financial position or results of operations because the Company periodically evaluates its commercial property and other assets for impairment using independent appraisals, cash flow analyses, and other relevant information. The Company has not experienced any significant impairment losses.

             In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. This standard defines a fair value-based method of measuring employee stock options or similar equity instruments. In lieu of recording the value of such options as compensation expense, companies may provide pro forma disclosures quantifying the difference between compensation cost included in net income as prescribed by current accounting standards and the related cost measures by such fair value-based method. The Company currently does not have any stock-based employee compensation plans. The Company will provide disclosure in its financial statements after the effective date of the standard relating to its outstanding warrants to the extent applicable.



                                                                     (Continued)
                                     F - 14

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(3)    Transactions with Affiliates

       Transactions with affiliates are summarized as follows:

         (a)   Accounts Receivable

               Accounts receivable from affiliates primarily represent management fees, cash management advances, and reimbursable expenses and are summarized as follows:

                                                                                August 31,         October 1,
                                                                                   1996               1995
                                                                                   ----               ----

               CGS Associates, L.P.                                          $     103,247            63,914
               Portman Holdings, L.P.                                                7,183                -
               Portman Apparel Associates, L.P.                                         -            514,658
               Race Events Joint Venture                                                -            183,841
               John Portman & Associates                                                -             14,898
               AMC Orlando, Inc.                                                    54,705            25,753
               AMC Tampa, Inc.                                                      55,729             7,998
                Lightfair International Associates                                  49,553            23,925
               OCPA cash management advances                                            -            236,593
               Other                                                                99,336           297,287
                                                                             -------------         ---------
                                                                                   369,753         1,368,867
               Less allowance for doubtful affiliate receivables                        -            772,535
                                                                             -------------         ---------

                         Net affiliate receivables                           $     369,753           596,332
                                                                             =============         =========

               The OCPA cash management advances relate to amounts advanced from AMCMC to Portman Properties under the OCPA and are noninterest-bearing. Under the provisions of the OCPA, these advances, net of outstanding checks, were distributed to Portman, AMCMC's sole stockholder, from time to time and charged to equity. AMCMC made total distributions in the amount of $998,144 in 1994. As of August 31, 1996, these advances had been collected.

               During 1996, the Company wrote off approximately $904,000 of receivables from Portman Apparel Associates, L.P.; Race Events Joint Venture; and other affiliates, as these accounts were determined to be uncollectible. As approximately $670,000 of these amounts had been reserved at October 1, 1995, an additional approximate $234,000 has been recorded as bad debt expense in the 1996 consolidated financial statements.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


         (b)   Accounts Payable to and Interest-Bearing Advances from Affiliates

               Accounts payable to affiliates represent certain reimbursable expenses or noninterest-bearing advances and are summarized as follows:

                                                              August 31,           October 1,
                                                                 1996                1995
                                                             ------------           -------
                    Portman Holdings, L.P.                   $         -            173,633
                    Other                                          30,000            30,000
                                                             ------------           -------

                                                             $     30,000           203,633
                                                             ============           =======

               During 1995 and 1994, the Predecessor had interest-bearing advances from Portman Properties that bore interest at the prime rate plus 1%. Interest expense recorded on those affiliate advances approximated $1,433,000 and $1,467,000 for the 274-day period ended October 1, 1995 and for the year ended December 31, 1994, respectively. These interest-bearing advances and related accrued interest were forgiven during 1995 resulting in a contribution of capital of $20,125,663.

         (c)   Contributions from Affiliate

               With the development of the Atlanta Gift Mart in 1990, the Atlanta Merchandise Mart discontinued leasing space to gift industry tenants. Due to the significant impact of this event on AMM's cash flow, AMM's lenders required escrow deposits by AMM, guaranteed by Portman, which were to be paid by AGM as compensation to AMM for the lost revenue from the displaced gift industry tenants and to reimburse AMM for marketing and associated costs to renovate space for new tenants.

               The Escrow Agreements provided for an initial deposit of $15,331,000, which was funded from the AGM construction loan. Of this amount, $3,911,271 was distributed to Portman on December 29, 1989 and was recorded as a capital contribution receivable from partner. The remainder was funded during 1990 and treated as a capital contribution from Portman to AMM. The $3,911,271, initially distributed to Portman, was contributed to an affiliate by Portman. The outstanding amount of the capital contribution receivable, plus accrued interest at 8.5%, has been included as a component of the Predecessor's capital deficit. Interest income earned related to this capital contribution receivable was $77,566 and $270,204 for the 274-day period ended October 1, 1995 and for the year ended December 31, 1994, respectively. During 1995 and 1994, Portman made contributions to AMM amounting to $61,069 and $2,670,636, respectively, which reduced the total capital contribution receivable to $2,706,638 as of the Formation Date.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


         (d)   Other

               Effective October 2, 1995, the Company has entered into various service agreements with Portman Holdings, L.P. and other affiliates, summarized as follows:

                - Telephone Service and Human Resource Service Agreements -- The Company is to provide services which include telephone maintenance, equipment, and consulting services and human resource services based on rates as defined in the agreements. These agreements have an initial term of one year with an automatic extension of an additional year if not terminated prior to November 13, 1996. These agreements can be terminated by either party after notice is given, as defined in the agreements.

                - Computer Service Agreement -- The Company is to provide computer services, including access and maintenance of hardware and software at a monthly rate of $7,100, subject to increases and additional costs in certain circumstances. This agreement has an initial term of one year with an automatic extension of an additional year if not terminated prior to November 13, 1996. This agreement can be terminated by either party on six months' written notice.

                -  Risk  Management  Agreement  -- Portman  Holdings,  L.P.
                   will provide risk management services for a monthly fee of $8,500 plus reimbursable costs. Additionally, Portman Holdings, L.P. will receive 50% of all claims management fees reimbursed to the Company by insurance companies. This agreement expires December 31, 1996 and is subject to annual renewal.

                - Financial and Strategic Planning Agreement -- Portman Holdings, L.P. will provide financial and strategic planning services for a monthly fee of $10,000. This agreement expires December 31, 1996 and is subject to annual renewal.

               Other service agreements between the Company and Portman Holdings, L.P. not identified above are either based on defined hourly rates for services performed or are not significant.

(4)    Investment in Affiliates

       The Company, through its wholly owned subsidiary LFGP, Inc., owns an approximate 50% general partnership interest in a limited partnership, Portman Lightfair Associates, L.P. (PLALP). The primary asset of PLALP is its one-third ownership interest in Lightfair International Associates, a New York general partnership. The Company's and Predecessor's investment in PLALP and PLALP's investment in Lightfair International Associates are accounted for using the equity method of accounting. The carrying value of this investment is $50,663 and $33,796 at August 31, 1996 and October 1, 1995, respectively.

       Earnings of $88,738, $89,985, and $102,154 for the 335-day period ended August 31, 1996, the 274-day period ended October 1, 1995, and the year ended December 31, 1994, respectively, related to the Company's or Predecessor's indirect investment in Lightfair International Associates are included in (earnings) loss from investment in affiliates in the accompanying consolidated and combined statements of operations.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       The Company, through its wholly owned subsidiary EC Holdings, Inc., also owns an interest in two mixed use complexes in San Francisco's financial district. Embarcadero Center, in which the Company owns approximately 3.4% interest, is comprised of four office buildings, a retail mall, and a hotel. The adjacent Embarcadero Center West, in which the Company owns approximately 6.7% interest, is comprised of two office buildings and a hotel. These investments are known collectively as EC Holdings and are accounted for using the equity method of accounting. At August 31, 1996 and October 1, 1995, these investments have no carrying value.

       In March 1994, AMCMC entered into a joint venture agreement with two affiliates. AMCMC was a 25% joint venturer. The joint venture was formed for the purpose of developing and producing an interactive fan event for racing fans. The joint venture incurred significant losses during the ten months ended December 31, 1994. Accordingly, AMCMC's loss from this joint venture of $559,516 is included in (earnings) loss from investment in affiliates in the accompanying combined statement of operations for the year ended December 31, 1994. The Company or Predecessor have received no distributions from the investment in the joint venture.

(5)    Commercial Property

       A summary of commercial property follows:

                                                                              August 31,       October 1,
                                                                                 1996              1995
                                                                                 ----              ----

           Land                                                         $     19,338,993        19,338,993
           Buildings and improvements                                        248,882,626       242,184,657
           Tenant improvements                                                31,252,570        29,544,197
           Furniture, fixtures, and equipment                                 21,069,400        19,481,933
           Construction in progress                                            1,164,650         2,451,233
                                                                        ----------------       -----------

                                                                        $    321,708,239       313,001,013
                                                                        ================       ===========

       Construction in progress primarily relates to building and tenant improvements under construction.

(6)    Notes Receivable

       Effective October 2, 1995, Portman redeemed his entire ownership interest in two affiliated companies (AMC Orlando, Inc. and AMC Tampa, Inc.) in exchange for a total of $1,050,632 in cash and $4,202,526 in notes receivable. The notes receivable were contributed by Portman to the Company and are pledged as collateral to the AMM Escrow Bonds described in note 7. These notes receivable mature on October 2, 1999, and are summarized as follows at August 31, 1996:

           Receivable from:
              AMC Orlando, Inc.                             $    2,817,232
              AMC Tampa, Inc.                                      390,442
                                                            --------------

                                                            $    3,207,674
                                                            ==============


                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       The notes bear interest at 7.5% per annum and require payment of interest quarterly. The principal amounts are payable in equal aggregate semiannual payments of $525,316 over the term of the notes. Interest income of $239,524 related to these notes is included in interest income in the accompanying consolidated statement of operations for the 335-day period ended August 31, 1996. AMC Tampa, Inc. has advised the Company that it may have difficulty meeting its interest and principal repayment obligations under its note payable to the Company and, to date, has not made all required principal and interest payments. In the opinion of management, nonpayment by AMC Tampa, Inc. would have an insignificant effect upon the Company's consolidated financial position and results of operations.

(7)    Corporate Notes Payable

       At October 1, 1995 mortgage loans payable that were restructured and a portion subsequently exchanged for corporate notes payable as described in (e) below are summarized as follows:

           AMM(a)                                                           $       141,687,296
           AAM(b)                                                                   162,108,691
                                                                            -------------------
                                                                                    303,795,987
           Reduction to reflect AAM and AMM debt
              restructuring (see note 1)                                             56,572,532
                                                                            -------------------

                                                                            $       247,223,455
                                                                            ===================

         (a)    On December 21, 1988, AMM closed a mortgage loan (AMM Mortgage
                Loan) from a bank in the amount of $152,500,000. Of this amount, $147,800,000 was disbursed to AMM as of December 31, 1990. The purpose of this loan was to retire two then existing mortgage loans and provide additional working capital for the partners. This loan was restructured effective September 6, 1991 with an extension in maturity date from December 20, 1991 to December 31, 1995.

                The loan was secured by a first mortgage on the land, building, and improvements of AMM. The loan had been partially guaranteed by Portman in the amount of approximately $7,900,000, subject to increases or decreases in certain limited instances.

                The terms of the AMM Mortgage Loan called for interest to accrue at a floating rate equal to the prime rate or LIBOR plus 1.25%. The loan agreement provided that any undisbursed portions of the loan were available on a revolving basis to cover interest and capital items not covered by net operating revenues. In turn, Excess Project Cash Flow (as defined) was required to be applied as a loan prepayment on a quarterly basis.

                The loan agreement also contained certain covenants with regard to restrictions on additional indebtedness and required the achievement of certain performance standards. At October 1, 1995, events of default had occurred on this loan payable regarding certain performance standards and required payments of interest.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


                AMM entered into various protected interest rate agreements related to the AMM Mortgage Loan as required by the loan agreement. These agreements provided for the reimbursement of interest incurred when the reference interest rate provided for in the agreement (generally one month LIBOR) exceeded certain guaranteed interest rates. The protected interest rate agreements entered into during 1991 had effective terms from January 1993 to January 1996. The guaranteed interest rates were tied to notional amounts totaling $140,000,000 and varied from 7.4% to 9.0% from January 1993 to January 1996. Effective with the debt restructuring as discussed below, the remaining unamortized costs relating to these agreements were written off.

                A portion of this debt was forgiven by the lenders effective October 2, 1995. As a result of such partial forgiveness accounted for in accordance with SFAS 15, accrued interest of $11,423,103 has been eliminated and the principal amount of the AMM Mortgage Loan has been reduced by $17,820,659, resulting in a gain on restructuring of debt as more fully described in (d) below.

         (b)    On February 17, 1987, AAM closed a mortgage loan (AAM Mortgage
                Loan) from a bank in the amount of $140,000,000. The purpose of this loan was to retire the then existing debt and provide construction financing for the expansion of the Atlanta Apparel Mart. This loan was restructured effective September 6, 1991 with an extension in maturity date from December 28, 1991 to December 31, 1995. The loan was secured by all real and personal property of AAM as well as an assignment of AAM's interest in the tenant leases, and a partial guaranty of payment by Portman.

                The terms of the AAM Mortgage Loan called for interest to accrue at a floating rate equal to the prime rate plus 0.25% or, at the election of AAM, at a rate equal to LIBOR plus 1.5% or a certificate of deposit rate plus 1.5%, as defined in the loan agreement. The terms of the AAM Mortgage Loan called for unpaid interest to become part of the principal amount on a monthly basis and to thereafter accrue interest. The agreement also contained certain covenants with regard to restrictions on additional indebtedness and required the achievement of certain performance standards. At October 1, 1995 events of default had occurred on the AAM Mortgage Loan regarding certain performance standards.

                A portion of this debt was forgiven by the lenders effective October 2, 1995. As a result of such partial forgiveness accounted for in accordance with SFAS 15, the principal amount of the AMM Mortgage Loan has been reduced by $38,751,873, resulting in a gain on restructuring of debt as more fully described in (d) below.

         (c) Restricted escrow deposits at August 31, 1996 and October 1, 1995 represent deposits for the payment of property taxes, insurance, and ground lease rentals that are required by the lenders on the aforementioned mortgage loans and the AGM mortgage loan discussed in note 8.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


         (d) The components of the extraordinary gain on debt restructuring as discussed in (a) and (b) above are summarized as follows:

                                                               AMM              AAM             Total
                                                               ---              ---             -----

                   Outstanding mortgage loan
                     payable and related accrued
                     interest immediately preceding
                     debt restructuring                $    153,110,399     162,108,691       315,219,090
                   Extraordinary gain on debt
                     restructuring                          (29,243,762)    (38,751,873)      (67,995,635)
                                                       ----------------     -----------       -----------

                   Carrying value of debt after
                     restructuring                     $    123,866,637     123,356,818       247,223,455
                                                       ================     ===========       ===========

         (e) Effective October 2, 1995, the Company issued notes payable ("the Mart Bonds") in the face amount of $160,000,000 and an equity interest in AMC, Inc. (see note 12) to the lenders of the AMM Mortgage Loan and the AAM Mortgage Loan in modification of existing indebtedness to the lenders as a part of the aforementioned troubled debt restructuring. The Mart Bonds earn interest at the rate of 7.5% per annum until July 31, 1997 and 9.0% per annum thereafter through maturity on July 31, 2000. Interest only is payable quarterly in arrears. Over the term of the Mart Bonds, 50% of net cash flows (as defined) in excess of $10,000,000 must be paid as principal reductions on the Mart Bonds within 120 days after the end of each fiscal year. Additionally, net proceeds from any future refinancing of the mortgage loan discussed in note 8, after repayment of the Antecedent Debt Bonds discussed below, must be used to reduce principal on the Mart Bonds. The remaining principal is due at maturity. The Mart Bonds are secured by a deed to secure debt on both the Atlanta Apparel Mart and the Atlanta Merchandise Mart properties and a pledge of related assets, subject to the first lien discussed in note 9.

                The Mart Bonds were recorded at an amount equal to the total future cash payments, including interest, specified by their terms in accordance with SFAS 15. All future cash payments will be accounted for as a reduction of the carrying amount of the Mart Bonds, and no interest expense will be recognized on the Mart Bonds.

                Covenants in the Mart Bond agreements (1) restrict the payment of dividends or other distributions to stockholders of the Company as well as redemption by the Company of any of its common stock; (2) restrict the incurrence of additional debt;
                (3) restrict the acquisition of additional assets unless certain net worth requirements and debt coverage ratios are maintained;
                (4) place restrictions on affiliate transactions, mergers, and sale of assets; and (5) allow for acceleration of the maturity of the Mart Bonds upon a default under other debt agreements. In addition, the Mart Bonds become immediately redeemable at 101% of par upon certain changes in ownership or management of the Company as defined.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


         (f) Effective October 2, 1995, the Company also issued corporate notes payable in the amount of $1,656,007 ("the AMM Escrow Bonds") to certain lenders. The AMM Escrow Bonds bear interest at 8.5% per annum beginning November 1, 1995 and mature on July 31, 1997. Interest on the AMM Escrow Bonds is payable quarterly with the first payment on January 31, 1996. Principal is payable semiannually, each January 31 and July 31, in amounts equal to the aggregate principal installments due under the notes receivable described in note 6. Additional principal payments are due in the amount of any prepayments received on the notes receivable and any excess interest earned on the notes receivable over the interest paid on the AMM Escrow Bonds plus any distributions received by the Company relating to its investment in PLALP. The notes receivable described in note 6 and the investment in PLALP described in note 4 are pledged as security against the AMM Escrow Bonds.

         (g) Additionally, effective October 2, 1995, the Company issued corporate notes payable in the amount of $8,033,600 ("the Antecedent Debt Bonds") to certain other creditors, of which $730,327 in principal amount were issued to Atlanta Gift Mart, L.P., a second-tier subsidiary of the Company, and pledged to one of Atlanta Gift Mart, L.P.'s lenders of the mortgage loan discussed in note 8. The Antecedent Debt Bonds are noninterest-bearing and mature on July 31, 2000. The Antecedent Debt Bonds are secured by the Company's investment in EC Holdings, Inc., the common stock of the Company's wholly owned subsidiaries, GMGP, Inc. and Gift Mart Limited Partner, Inc. (which own the partnership interests of Atlanta Gift Mart, L.P.), Portman's direct and indirect limited partnership interest in JPA Shanghai Associates, Ltd., and unimproved land owned by the Company. Under certain conditions as defined in the bond agreements, such as the failure of the Company to liquidate the above-mentioned assets, the Antecedent Debt Bondholders are entitled to direct that the trustee for the bonds foreclose upon the aforementioned collateral (with the exception of the common stock of GMGP, Inc. and Gift Mart Limited Partner, Inc.) at any time after October 2, 1997 relating to EC Holdings, Inc. and the undeveloped land and after October 2, 1998 for the limited partnership interest in JPA Shanghai Associates, Ltd., but only if the bondholders have first exercised their rights to foreclose on the properties held by EC Holdings, Inc. and the unimproved land.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(8)    Mortgage Loan Payable

       At August 31, 1996 and October 1, 1995, the Company or Predecessor had a mortgage loan payable in the amount of $102,951,830 and $107,282,009, respectively, secured by a first mortgage on the land, building, and improvements of the Atlanta Gift Mart, L.P., along with the Atlanta Gift Mart, L.P.'s interest as lessor in all existing and future leases of the property. The mortgage loan payable arose from a previous construction loan payable. This loan was restructured effective August 23, 1991 with an extension in maturity date to December 30, 1994 and further extended to December 30, 1995 during 1994. Effective October 2, 1995, the construction loan was again restructured with an extension in maturity date to July 31, 1998. In connection therewith, the Company incurred an extension fee equal to 1% of the principal balance outstanding at October 2, 1995, payable in four equal annual installments. In addition, the mortgage loan payable may be extended for one additional year if certain performance levels are achieved. The extended loan bears interest at a floating rate equal to the prime rate plus 1% or LIBOR plus 2% or the Interbank Offered Rate plus 2% at the option of Atlanta Gift Mart, L.P. At August 31, 1996 and October 1, 1995, the weighted average interest rate on the mortgage loan balance outstanding approximated 7.84% and 7.73%, respectively. Over the term of the mortgage loan, net cash flows of Atlanta Gift Mart, L.P., as defined, plus payments received by Atlanta Gift Mart, L.P. on the $730,327 in Antecedent Debt Bonds it holds, must be applied to reduce the outstanding principal balance of the mortgage loan. The mortgage loan is partially guaranteed by Portman.

       Effective October 2, 1995, the Atlanta Gift Mart, L.P. entered into a Rate Cap Transaction Agreement (Rate Cap Agreement), which defines a guaranteed rate for the payment of interest on the mortgage loan. This protected interest rate agreement has an effective term from November 1, 1995 to September 1, 1998. The cost of the Rate Cap Agreement was $397,500, is included in other assets at August 31, 1996, and is being amortized to interest expense over the term of the agreement. Amortization expense for the 335-day period ended August 31, 1996 was $143,542. The Rate Cap Agreement provides for the reimbursement of interest incurred when the reference interest rate provided for in the agreement exceeds the guaranteed interest rate. The notional amount of the Rate Cap Agreement is $40,000,000 through January 2, 1996, increases to $100,000,000 through January 2, 1997, and decreases to $95,000,000 and $90,000,000 through January 2, 1998 and September 1, 1998, respectively. A guaranteed interest rate of 9% was tied to these notional amounts.

       Certain covenants, among others, under the mortgage loan agreement require that Atlanta Gift Mart, L.P. maintain specified quarterly levels of net operating income and obtain approval from its lenders before making certain capital expenditures or incurring certain operating costs. The mortgage loan agreement requires that cash of the Atlanta Gift Mart, L.P. be held by the lender and restricted for payment of operating expenses and other costs as approved by the lender based on monthly funding budgets, and interest and principal on the mortgage loan.

       At August 31, 1996, approximately $1,318,000 incurred in extending the mortgage loan payable has been deferred and is included, net of accumulated amortization, in other assets in the accompanying consolidated balance sheet. These costs are being amortized over the remaining term of the mortgage loan payable. Amortization expense for the 335-day period ended August 31, 1996 was $439,329.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


 (9)   Revolving Line of Credit

       At August 31, 1996, the Company had available a revolving line of credit with a commercial bank in the amount of $10,000,000, of which none was outstanding. Amounts under the line of credit are available to cover operating shortfalls, capital improvements, debt service on other outstanding debt, and certain costs, up to $2,500,000, associated with acquisition and start-up of new trade shows. The line of credit matures on October 2, 2000 and bears interest at the prime rate plus 1% or LIBOR plus 2.15% at the Company's option, payable monthly for prime rate loans and monthly, quarterly, or semiannually for LIBOR rate loans. In addition, a commitment fee of .5% per annum on the average daily unused portion of the line is payable quarterly in arrears. Amounts outstanding under the line of credit are secured by a first lien on the Atlanta Apparel Mart and the Atlanta Merchandise Mart properties as well as related assets.

       Covenants in the revolving line of credit agreement (1) restrict the acquisition of assets in excess of $10,000,000 for any fiscal year unless certain net worth requirements and debt coverage ratios are maintained;
       (2) restrict the payment of dividends or other distributions to stockholders; (3) restrict the incurrence of additional debt; (4) place restrictions on affiliate transactions, mergers, and disposal of assets; and (5) allow for acceleration of the amounts outstanding upon a default under this agreement or other debt agreements.

(10)   Fair Value of Financial Instruments

       In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value.

       The carrying amounts reported in the accompanying consolidated and combined balance sheets for restricted escrow deposits, tenant, affiliate, and other receivables, accounts payable, other accrued expenses, and the revolving line of credit approximate their fair values.

       The Company's notes receivable are from affiliated companies and have been priced based on agreements between Portman and those affiliates. Accordingly, the resulting fair value is not separately disclosed as there is no readily determinable fair value for such transactions between related parties.

       The corporate notes payable resulted from the troubled debt restructuring discussed in note 1. Accordingly, due to the unique circumstances leading to the issuance of this debt and since there is no ready market available for this debt, determination of its fair value is not practicable.

       The AAM and AMM mortgage loans payable at October 1, 1995 discussed in notes 7(a) and 7(b) reflect the troubled debt restructuring discussed in note 1. Accordingly, due to the unique circumstances leading to the issuance of this debt and since there is no ready market available for this debt, determination of its fair value is not practicable.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       The carrying value of the AGM loan at August 31, 1996 and October 1, 1995 discussed in note 8 is a representative approximation of its fair value as it was restructured and extended as of October 2, 1995, with interest accruing at variable rates. The carrying value of the related interest rate protection agreement approximates fair value.

(11)   Income Taxes

       The Predecessor has not provided for income taxes as of October 1, 1995 or earlier periods, as the partners and shareholders of the predecessor companies are liable for any income taxes relating to such periods.

       The provision for income tax expense, principally Federal, for the period from October 2, 1995 through August 31, 1996 consists of the following:

           Current expense                             $       -
           Deferred expense                             3,401,600
                                                       ----------

                                                       $3,401,600
                                                       ==========

       Total income tax expense recognized for the period ended August 31, 1996 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

           Computed "expected" income tax expense                               $3,638,747
           Increase (decrease) in income tax expense resulting from:
               State income taxes, net of Federal benefit                          428,088
               Income recognized by Predecessor partners                          (763,073)
               Change in valuation allowance                                        63,975
               Other                                                                33,863
                                                                                ----------

                                                                                $3,401,600
                                                                                ==========

       At August 31, 1996, the Company has a net operating loss carryforward for Federal income tax purposes of approximately $1,370,000 which is available to offset future taxable income, if any, through 2011.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent that they are temporary, are recorded as deferred income tax assets and liabilities under SFAS 109. In connection with the formation of the Company as of October 2, 1995, the Company recorded net deferred tax assets of $25,589,739. The tax effects of temporary differences that give rise to significant portions of the net deferred income tax assets at August 31, 1996 are presented below:

           Deferred income tax assets:
               Allowance for doubtful accounts                            $      838,203
               Commercial property                                            25,929,688
               Investment in affiliates                                        2,142,144
               Mart Bonds                                                     21,049,086
               Antecedent Debt Bonds                                             724,618
               Net operating loss carryforward                                   520,492
               Other                                                             580,046
                                                                          --------------
                    Gross deferred income tax assets                          51,784,277

               Less valuation allowance                                       29,045,258
                                                                          --------------
                    Deferred income tax assets                                22,739,019

           Deferred income tax liability - property taxes                       (550,880)
                                                                          --------------

                    Net deferred income tax assets                        $   22,188,139
                                                                          ==============

       The valuation allowance for deferred income tax assets as of August 31, 1996 was $29,045,258, an increase of $63,975 from the amount recorded in connection with formation of the Company. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the temporary differences resulting in the deferred income tax assets are deductible, management does not believe it is more likely than not that the Company will realize the benefits of all of these deductible differences. In particular, the benefit of the largest deferred income tax asset related to the commercial property will occur over an extended period of time or upon disposition of the property, if at all. Accordingly, management has generally recorded a valuation allowance against all deferred income tax assets other than those relating to the corporate notes payable and certain other items, for which projections of taxable income to be recorded during the periods in which the related differences reverse are sufficient to support their realizability. Projections of taxable income that have been considered in the determination of the valuation allowance reflect, during the next three to five years, annual increases in pretax income over previous historical or projected results in amounts ranging from approximately 12% to approximately 64%. Actual results could differ significantly from these estimates and impact the ultimate realization of the deferred tax assets.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(12)   Stockholders' Deficit

       The following is a summary of the components of the beginning stockholders' deficit of AMC, Inc. as of October 2, 1995:

           (Deficit) equity of Predecessor companies:
               The Atlanta Apparel Mart                                                     $      (47,015,555)
               Atlanta Merchandise Mart, L.P.                                                      (77,141,641)
               Atlanta Gift Mart, L.P.                                                             (28,955,019)
               Atlanta Market Center Management Company, Inc.                                          516,419
               Pisa Associates, L.P.                                                                   397,153
               Investment in Portman Lightfair Associates, L.P.                                         33,796
                                                                                            ------------------
                                                                                                  (152,164,847)
                                                                                            ------------------

           Equity issued to The Atlanta Apparel Mart and the Atlanta
               Merchandise Mart, L.P. lenders in restructuring of
               debt (see below)                                                                     22,090,121
                                                                                            ------------------

           Assets of other than Predecessor companies contributed -
               notes receivable (see note 6)                                                         4,202,526
                                                                                            ------------------

           Liabilities of other than Predecessor companies assumed:
               Antecedent Debt Bonds (see note 7)                                                   (7,303,273)
               AMM Escrow Bonds (see note 7)                                                        (1,656,007)
                                                                                            ------------------
                                                                                                    (8,959,280)
                                                                                            ------------------

           Assets (liabilities) resulting from formation of AMC, Inc.
               and termination of the OCPA (see note 1):
                 Deferred income taxes                                                              25,589,739
                 Accrued closing and other costs                                                    (3,490,436)
                 Other                                                                               2,230,889
                                                                                            ------------------
                                                                                                    24,330,192
                                                                                            ------------------

           Stockholders' deficit as of October 2, 1995                                      $     (110,501,288)
                                                                                            ==================


       In connection with the formation of AMC, Inc., all assets contributed and liabilities assumed have been recorded at historical cost. The deferred income tax assets resulting from differing financial statement and tax bases for assets and liabilities contributed to the Company and the Company's status as a corporation filing under Subchapter C of the Internal Revenue Code have been recorded as a component of the capital deficit, as such deferred income tax assets were effectively contributed in the restructuring.

       As part of the troubled debt restructuring discussed in notes 1 and 7, AMC, Inc. issued 22,090,121 shares of common stock to creditors of The Atlanta Apparel Mart and the Atlanta Merchandise Mart, L.P. in replacement of $22,090,121 in principal amount of debt outstanding to such creditors. The shares of common stock were issued to the creditors on November 17, 1995.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       In connection with the aforementioned troubled debt restructuring as discussed in notes 1 and 7, a part of which resulted in the formation of AMC, Inc. and the issuance of 62,173,153 shares of common stock, $1 par value per share, to Portman Holdings, L.P. and certain creditors of Portman and affiliates, the Company has issued warrants to purchase 29,171,178 additional shares of the Company's common stock to Portman and certain shareholders. The warrants will be exercisable (i) only during such time as the equity value of the Company (as determined by an independent valuation) equals or exceeds 150% of its equity value at formation and (ii) only during the five-year period commencing October 2, 1997. The exercise price for each additional share of the Company's common stock is $1.

       Because the exercisability of the warrants is contingent upon the equity value of AMC, Inc. exceeding 150% of its value at the time of formation and at the present time it cannot be assumed that such condition is likely to occur, the issuance of the warrants has not been recorded in the Company's financial statements. In the event that such condition is met in the future or the Company determines it is likely to occur, the Company will record the cost of the warrants at such time. Such cost will be the difference between the per share equity value of the Company at the date this condition is met and the exercise price of $1 per share multiplied by the number of warrants then outstanding. Such cost will be amortized as additional interest cost over the remaining terms of the corporate notes payable or expensed at the time of determination if the corporate notes payable have matured.

(13)   Rental Revenues

       The Company is the lessor of showroom and exhibition space in the Atlanta Merchandise Mart, Atlanta Gift Mart, and Atlanta Apparel Mart. Approximate annual future rental payments to be received under existing noncancelable leases for the next five years and thereafter are summarized below:

                      Fiscal year ending August 31:
                          1997                                  $        41,585,000
                          1998                                           30,938,000
                          1999                                           19,973,000
                          2000                                           13,003,000
                          2001                                            8,742,000
                          Thereafter                                     29,571,000
                                                                -------------------

                                                                $       143,812,000
                                                                ===================


                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(14)   Commitments

       The Company is obligated under various long-term operating leases, primarily land leases. Approximate commitments under noncancelable long-term leases for the next five years and thereafter are summarized below:

                      Fiscal year ending August 31:
                          1997                                          $     476,000
                          1998                                                476,000
                          1999                                                476,000
                          2000                                                279,000
                          2001                                                259,000
                          Thereafter                                       22,369,000
                                                                        -------------

                                                                        $  24,335,000
                                                                        =============

       Total rental expense for the 335-day period ended August 31, 1996, the 274-day period ended October 1, 1995, and the year ended December 31, 1994 was approximately $463,000, $373,000, and $440,000, respectively.

(15)   Contingencies

       The Company and certain affiliates are defendants in various matters of litigation generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position of the Company.

(16)   Employee Retirement Plans

       Employees of the Company or Predecessor participate in defined contribution retirement plans that cover substantially all employees over age 21. Retirement plan expense approximated $300,000, $326,000, and $397,000 for the 335-day period ended August 31, 1996; the 274-day period ended October 1, 1995; and the year ended December 31, 1994, respectively.

(17)   Insurance Claim Receivable and Related Proceeds

       The Company received $883,881 during the period from October 2, 1995 through August 31, 1996 and AMCMC received $147,216 during the period from January 1, 1995 through October 1, 1995 from the cash settlement of an insurance claim relating to litigation under which Portman and certain affiliates were defendants. The insurance claim was filed by Portman and affiliates prior to the formation of the Company. When the claim was settled, by agreement, $147,216 was paid to AMCMC and a balance of $850,000 was held as security for an appeal bond issued in conjunction with the litigation.

       The rights to the proceeds of the insurance claim were assigned to the Company upon its formation. Due to the uncertainty surrounding the outcome of the litigation, the insurance claim receivable was fully reserved as of October 2, 1995. During 1996, the court ruled in favor of the defendants, the appeal bond was canceled and the insurance claim plus accrued interest were paid to the Company.



                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(18)   Income, Net Resulting from One-Time Event

       Income, net resulting from one-time event is the revenues net of direct costs of business undertaken by the Company specifically related to the 1996 Centennial Olympic Games. Due to the Company's location in Downtown Atlanta, the main center of activity of the Olympic Games, the Company enjoyed a one-time opportunity to conduct business activities not normally conducted by the Company, and to license available space in its facilities for other Olympic-related activities at rates not normally available to the Company. These business activities included housing and operating the Main Press Center for the Olympics; the operation of the AT&T Press Center, a facility for noncredentialed press; the operation of the International Sport Club which provided meals and entertainment for corporate customers on a per capita basis and to the general public on a daily admission fee basis; the rental and operation of concession kiosks on the Company's premises and on the Pisa surface parking lot; the rental of the AGM lobby for an exhibition of automobiles and for corporate entertainment; housing the Olympic coin and stamp show; and the rental of the AAM rooftop and balconies for network camera locations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of the Company as of August 31, 1996.




NAME                                                                      AGE                  POSITION                           .
------------------------------------------------------------------------  ---  ----------------------------------------------------
John C. Portman Jr...................................................     71   Chairman of the Board and Chief Executive Officer
John M. Ryan.........................................................     53   President and Director
Jeffrey L. Portman...................................................     37   Executive Vice President -- Sales and Marketing
David J. Nadeau......................................................     38   Treasurer and Senior Vice President-Finance
Virginia S. Gorday...................................................     51   Sr Vice President -- Operations and Administration
Neal G. Patton.......................................................     40   Secretary and General Counsel
Lawrence B. Gardner..................................................     45   Vice President -- Human Resources
R. Charles Loudermilk, Sr............................................     69   Director
D. Raymond Riddle....................................................     63   Director
A. J. Robinson.......................................................     41   Director
Stanley P. Steinberg.................................................     63   Director
Andrew Young.........................................................     64   Director


John C. Portman, Jr. has served as Chairman of the Board and as Chief Executive Officer of the Company since its formation. Prior thereto, Mr. Portman was the principal of the Portman Companies for over 40 years. Mr. Portman has also served as the Chairman of Portman Properties, Inc., the managing general partner of Portman Holdings, since its formation. Mr. Portman was the general partner of Los Angeles Bonaventure Company, which filed a petition under Chapter 11 of the federal bankruptcy code within the last five years. Mr. Portman is also President, sole director and sole shareholder of the general partner of Portman Apparel Associates, L.P. ("Portman Apparel"), whose principal property was the subject of a receivership action, which action resulted in foreclosure of such property in April 1996. Mr. Portman is the father of Jeffrey L. Portman.

John M. Ryan has served as a Director and as President of the Company since its formation. Prior thereto, he had served as President of AMCMC since June 1994, as Chief Financial Officer and Executive Vice President of the Portman Companies and Treasurer of related entities from September 1991, through October 1995, and as Executive Vice President of Portman Capital Company, one of the Portman Companies, for more than five years prior thereto. Mr. Ryan is an executive officer of the general partner of Portman Apparel, whose principal property was the subject of a receivership action which action resulted in foreclosure of such property in April 1996.

Jeffrey L. Portman has served as Executive Vice President---Sales and Marketing of the Company since its formation. Prior thereto, he had served as Executive Vice President--Sales & Marketing for AMCMC since June 1994. He had served as General Manager of the Atlanta Decorative Arts Center, a company owned and controlled by Mr. Portman's wife, from July 1989 until June 1994. Jeffrey Portman is the son of Mr. Portman.

David J. Nadeau has served as Treasurer and Senior Vice President - Finance of the Company since its formation. Prior thereto, he had served as Senior Vice President - Finance for AMCMC since June 1994. Prior thereto, he had served as Vice President of Finance for the Portman Companies beginning in April 1991. Mr. Nadeau is an executive officer of the general partner of Portman Apparel, whose principal property was the subject of a receivership action, which action resulted in foreclosure of such property in April 1996.

Virginia S. Gorday has served as Senior Vice President - Operations and Administration of the Company since its formation. Prior thereto, she had served as Senior Vice President - Operations for AMCMC since March 13, 1995. She served as Deputy Executive Director of Housing for the Atlanta Housing Authority from November 1994 through March 1995. Prior thereto, she was Vice President - Property Management for Peachtree Center Management Company, one of the Portman Companies, for more than five years.

Neal G. Patton has served as Secretary and General Counsel of the Company since its formation. Prior thereto, he had served as General Counsel of AMCMC since November 1994. He served as Assistant General Counsel of the Portman Companies from November 1986 to November 1994.

Lawrence B. Gardner has served as Vice President--Human Resources of the Company since its formation. Prior thereto, he had served as Vice
President--Human Resources for the Portman Companies for more than five years.

R. Charles Loudermilk, Sr. has served as a Director of the Company since its formation. Mr. Loudermilk has been the Chairman, Chief Executive Officer and President of Aaron Rents, Inc., for more than five years.

D. Raymond Riddle has served as a Director of the Company since its formation. Mr. Riddle has served as Chairman and Chief Executive Officer of National Service Industries, Inc. ("NSI") since September 1994, and had served as President and Chief Executive Officer of NSI beginning in January 1993. Prior thereto, he had served as President and Chief Executive Officer of Wachovia Corporation of Georgia for more than five years. Mr. Riddle serves on the Boards of Directors of Atlanta Gas Light Company, Equifax, Inc., National Services Industries, Inc., Fuqua Enterprises, Inc. and Atlantic American Corporation.

A. J. Robinson has served as a Director of the Company since its formation. In addition, he has served as the President of Portman Properties, Inc., the managing general partner of Portman Holdings, since its formation. Prior thereto, he had been employed by Portman Overseas, one of the Portman Companies, first as Executive Vice President and then as President, for more than five years.

Stanley P. Steinberg has served as a Director of the Company since its formation. Mr. Steinberg has been Chairman and Chief Executive Officer of Sony Retail Entertainment, a subsidiary of Sony Corporation of America since August 1994. Mr. Steinberg was Executive Vice President of Walt Disney Imageering, a wholly-owned subsidiary of the Walt Disney Company, from January 1989 to July 1994. Prior thereto, he was Executive Vice President of the Portman Companies.

Andrew Young has served as a Director of the Company since its formation. Mr. Young has served as Vice Chairman of Law Companies Group, an engineering and environmental consulting firm since January 1990. Prior thereto, he had served as the Mayor of Atlanta from 1981 to 1989. Mr. Young is a director of Delta Airlines Inc., Host Marriott Corporation and Cox Communications, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and the other four most highly compensated officers:

                           SUMMARY COMPENSATION TABLE


==============================================================================
                                                        ANNUAL COMPENSATION
==============================================================================
                                                                  OTHER ANNUAL
------------------------------------------------------------------------------
NAME & PRINCIPAL POSITION        FISCAL YEAR  SALARY   BONUS (1)  COMPENSATION
John C. Portman, Jr.
 Chairman of the Board and
 Chief Executive Officer            1996     $527,695  $      -         $7,446

John M. Ryan
 President and Director             1996      258,462   100,000          9,554

Jeffrey L. Portman
 Executive Vice President -
 Sales and Marketing                1996      123,075    50,000          9,606

David J. Nadeau
 Treasurer and Senior Vice
 President - Finance                1996      115,392    70,000          2,280

Virginia S. Gorday
 Senior Vice President -
 Operations and Administration      1996      106,157    70,000          1,079
==============================================================================

(1) REPRESENTS BONUSES PAID BY THE COMPANY FOR THE 1996 FISCAL YEAR AND BONUSES ACCRUED AT AUGUST 31, 1996.

COMPENSATION COMMITTEE

The Board of Directors has established a Compensation Committee, upon which Messrs. Steinberg, Riddle, and Loudermilk serve. Mr. Steinberg is the Chairman of the Compensation Committee. Each member of the Compensation Committee must be an Independent Director. The Compensation Committee administers the Company's incentive and stock option plans (if any) and other employee benefit and compensation plans. Additionally, the Compensation Committee reviews, fixes and determines the compensation paid by the Company and its subsidiaries to all (1) directors, (2) executive officers, (3) employees whose aggregate annual compensation (excluding leasing commissions) exceeds $100,000 and (4) employees who are related to an executive officer or director of the Company or its subsidiaries.

DIRECTOR COMPENSATION

The Company's Independent Directors receive an annual fee of $20,000, paid quarterly, $1,000 for each Board of Directors meeting attended and $500 for each committee meeting attended. Additionally, Independent Directors are reimbursed for reasonable expenses incurred in connection with attendance at such meetings.

ACTION REQUIRING APPROVAL OF INDEPENDENT DIRECTORS

Pursuant to the Company's Bylaws, certain actions of the Company and its subsidiaries require the affirmative approval of a majority of the Independent Directors. These actions include: (1) adoption of the consolidated annual budget and business plan; (2) any expenditure within the reasonable control of the Company which would cause a line item in the approved consolidated annual budget to be exceeded by more than 10%; (3) any transaction not provided for in the approved consolidated annual budget involving in excess of 10% of the net worth of the Company; (4) any amendment to the Company's Articles of Incorporation involving the stated purpose of the Company; (5) the incurrence or refinancing of debt not contemplated by the approved consolidated annual budget; (6) with certain exceptions, the issuance of any security of the Company or any of its subsidiaries or any security convertible into any such security or the grant of a stock option or right to purchase any such security;
(7) the dissolution, merger, consolidation or liquidation of the Company or any of its subsidiaries; (8) the election of directors of any subsidiary; and (9) any amendment to the Bylaws of the Company or of any of the Company's subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of November 18, 1996, there were 61,962,751 shares of common stock, $1.00 par value, of the Company ("Common Stock") outstanding. The following table sets forth as of August 31, 1996, certain information with respect to the beneficial ownership of Common Stock by each person who owned, at such date at least 5% of the outstanding Common Stock, each director of the Company who owns Common Stock, each executive officer of the Company named in the Summary Compensation Table above who owns Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise noted below, each such person has sole voting and investment power with respect to all shares shown below.



                                                                        AMOUNT AND
NAME AND ADDRESS                                                        NATURE OF                 PERCENT
BENEFICIAL OWNERSHIP                                               BENEFICIAL OWNERSHIP           OF CLASS
                                                                   --------------------           --------

Portman Holdings, L.P.................................................10,880,302 (1)              17.5594%
   240 Peachtree Street, N.W.
   Suite 2200
   Atlanta, Georgia 30303

John C. Portman, Jr...................................................11,372,408 (1) (2)          18.3535%
   Chief Executive Officer and Chairman
   240 Peachtree Street, N.W.
   Suite 2200
   Atlanta, Georgia 30303

Citicorp Real Estate, Inc..............................................6,863,798                  11.0773%
   599 Lexington Avenue
   25th Floor, Zone 11
   New York, New York 10043

FBCC Co................................................................6,350,598                  10.2491%
   3419 Westminster, Lock Box 274
   Dallas, TX  75207

Banque Paribas, New York Branch........................................6,098,883                   9.8429%
   The Equitable Tower
   787 Seventh Avenue
   New York, New York 10019

Joan N. Portman........................................................4,479,356 (3) (4)           7.2291%
   240 Peachtree Street, N.W.
   Suite 2200
   Atlanta, Georgia 30303

351 Holdings, L.P......................................................4,375,425                   7.0614%
   231 Peachtree Street, N.E.
   Suite 200
   Atlanta, Georgia  30303

Unibank A/S, New York..................................................4,252,089                        6.8623%
   13-15 West 54th Street
   New York, New York  10019

The Industrial Bank of Japan Trust Company.............................3,282,259                        5.2971%
   191 Peachtree Street, N.E.
   Suite  3600
   Atlanta, Georgia  30303

Jeffrey L. Portman........................................................13,568(5)                          *
   240 Peachtree Street, N.W.
   Suite 2200
   Atlanta, Georgia  30303

John M. Ryan...............................................................3,895(6)                          *
   240 Peachtree Street, N.W.
   Suite 2200
   Atlanta, Georgia  30303

Stanley P. Steinberg.......................................................3,254(7)                          *
   240 Peachtree Street, N.W.
   Suite 2200
   Atlanta, Georgia  30303

All executive officers and directors as a group (12 persons)..........11,393,125                       18.3870%

*         Less than 1%.
     (1) Includes 10,880,302 shares which are owned of record by Portman Holdings, with respect to which John C. Portman, Jr., as sole shareholder of Portman Properties, Inc., the sole general partner of Portman Holdings, has sole voting and investment power.
     (2) Includes 492,106 shares which are owned of record by Peachtree Hotel Company, with respect to which John C. Portman, Jr., as sole general partner of Peachtree Hotel, has sole voting and investing power.
     (3) Includes 4,375,425 shares owned by 351 Holdings, LP, with respect to which Joan N. Portman, as sole General Partner of 351 Holdings, LP has sole investment and voting power.
     (4) Includes 103,931 shares owned by CGS Associates, L.P., with respect to which Joan N. Portman, as sole general partner of CGS Associates, L.P., has sole voting and investment power.
     (5) Such shares are owned of record by AMC Orlando, in which Jeffrey L. Portman is a shareholder.
     (6) Includes 3,254 shares owned of record by AMC Orlando, in which John M. Ryan is a shareholder.
     (7) Such shares are owned of record by AMC Orlando, in which Stanley P. Steinberg is a shareholder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SERVICE AGREEMENTS

Prior to the formation of the Company, the Portman Companies shared personnel who provided certain services, including risk management, tax services, human resources services and legal services, to all of such affiliated entities. Following the formation of the Company, such personnel will continue to provide certain of those services for both the Company and Portman Holdings pursuant to a series of agreements as described below. The cost of such services were determined based upon the cost of services obtained from third parties or the direct personnel expenses of the personnel providing such services. The service agreements have been approved by the independent directors of the Company. Additional services may be provided from time to time by Portman Holdings and the Company to each other during a transition period as the need arises. It is the Company's intention that such services will also be reimbursed based on the direct personnel expenses of the personnel providing such services or the cost to the Company for such services.

Services of Portman Holdings

The Company and Portman Holdings have entered into an agreement dated November 13, 1995 (the "Risk Management Agreement") whereby Portman Holdings will provide risk management services to the Company. Portman Holdings will receive $102,000 in twelve equal monthly installments for these services. Portman Holdings will also be reimbursed for pre-approved out-of-pocket expenses and receive 50% of any claims management fee which is reimbursed to the Company by insurance companies. The Risk Management Agreement expires on December 31, 1996, subject to annual renewal by Portman Holdings and the Company.

The Company and Portman Holdings have also entered into an agreement dated January 24, 1996 (the "Financial and Strategic Planning Agreement") whereby Portman Holdings will provide financial and strategic planning services to the Company. Portman Holdings will receive $10,000 per month for these services. The Financial and Strategic Planning Agreement expires on December 31,1996, subject to annual renewal by Portman Holdings and the Company.

The Company and Portman Holdings have entered into an agreement dated January 24, 1996 (the "Staff Support Agreement") whereby Portman Holdings will provide the services of two support personnel to assist Mr. Portman. Portman Holdings will receive $5,000 per month for these services, which represents approximately one half of the costs of providing such personnel. The Staff Support Agreement expires on December 31, 1996, subject to annual renewal by Portman Holdings and the Company.

The Company and Portman Holdings have entered into an agreement dated November 14, 1995 (the "Tax Services Agreement") whereby Portman Holdings will provide tax services to the Company on a time available basis based on specified rates for personnel involved. The Tax Services Agreement expires on December 31, 1996. The scope of services is to be mutually agreed upon. The total cost of services during the Company's 1996 fiscal year was immaterial.

The Company and Portman Holdings have entered into an agreement dated October 25, 1995 (the "Cash Management Services Agreement") whereby Portman Holdings will provide the Company with the services of its cash management administrator in implementing and administering the Company's cash management system. Services are reimbursed at a rate of $30 per hour. The total estimated cost of services during the Company's 1996 fiscal year was approximately $600.

The Company and Portman Holdings have entered into an agreement dated April 1, 1996 (the "Construction Management Services Agreement") whereby Portman Holdings will provide consulting services related to construction management. Portman Holdings will receive $5,000 per month for these services. The Construction Management Services Agreement expires on January 31, 1997, subject to earlier termination by either party with sixty (60) days' prior written notice.

The Company and Portman Holdings have entered into an agreement dated May 1, 1996 (the "Security Services Agreement"), whereby Portman Holdings will provide certain security services for the Mart buildings. Portman Holdings will receive approximately $29,000 per year for such services. The initial term of the Security Services Agreement expires on December 31, 1996 and such agreement will automatically renew for successive terms of one (1) year, subject to termination by either party after the initial term with thirty (30) days' prior written notice.

Services of the Company

The Company and Portman Holdings have entered into an agreement dated November 13, 1995 (the "Telephone Service Agreement") whereby the Company will provide various telephone services to Portman Holdings, its affiliates and the Atlanta Decorative Arts Center ("ADAC"), which is owned and controlled by Mr. Portman's wife, Joan N. Portman. The services include maintenance and consulting services at specified hourly rates, telephone services based on cost plus a mark-up, and equipment at specified rates. The Telephone Service Agreement has an initial term of one year but may be terminated at any time by either party on two-months' written notice. Such agreement provides that it will be automatically extended for a second one-year term in the event it is not terminated prior to the expiration of its initial term. The total billings for these services during the Company's 1996 fiscal year was approximately $13,000.

The Company and Portman Holdings have also entered into an agreement dated November 13, 1995 (the "Human Resource Service Agreement") whereby the Company will provide human resource services to Portman Holdings, its affiliates and ADAC. The fee for the services is based on a fixed rate per employee per month and is payable on a monthly basis. The Human Resource Service Agreement has an initial term of one year but may be terminated at any time by either party on three-months' written notice. Such agreement provides that it will be automatically extended for a second one-year term in the event it is not terminated prior to the expiration of its initial term. The total billings for these services during the Company's 1996 fiscal year was approximately $84,000.

The Company and Portman Holdings have entered into an agreement dated November 13, 1995 (the "Legal Services Agreement") whereby the Company's legal department will provide legal services to Portman Holdings and its affiliates on a time available basis at specified hourly rates. The agreement expires on December 31, 1996. The total billings for these services during the Company's 1996 fiscal year was approximately $27,000.

The Company and Portman Holdings have entered in an agreement dated November 13, 1995 (the "Computer Service Agreement") whereby the Company will provide computer services to Portman Holdings, its affiliates and ADAC. Maintenance services are provided at an hourly rate and access to hardware and software are provided at a base rate of $7,100 per month subject to increases and additional costs in certain circumstances. The initial term of the Computer Service Agreement is one year, but it may be terminated at any time by either party on six-months' written notice. Such agreement provides that it will be automatically extended for a second one-year term in the event it is not terminated prior to the expiration of its initial term. The total billings for these services during the Company's 1996 fiscal year was approximately $49,000.

The Company and Portman Holdings have entered into an agreement dated January 1, 1996 (the "AMC Security Services Agreement"), whereby the Company will provide certain security services for a building owned by Portman Holdings.
AMC will receive approximately $12,000 per year for such services. The term of the AMC Security Services Agreement will expire on December 31, 1996.

Interests in Portman Holdings

At October, 2, 1995, Portman Holdings owed the Company $320,507, which primarily represented reimbursable expenses and has subsequently been paid.
Mr. Portman is the sole shareholder of Portman Properties, Inc., the sole general partner of Portman Holdings, and beneficially owns a 36.5783% interest in such partnership. Joan N. Portman and Jeffrey L. Portman beneficially own 21.2417% and 4.6743% interest, respectively, in Portman Holdings, and the other adult children of Mr. Portman and a trust, the beneficiaries of which are Mr. Portman's adult children and their heirs, beneficially own an aggregate 37.5057% interest in Portman Holdings.

OTHER AGREEMENTS, INDEBTEDNESS AND INTERESTS

The Company is a party to a separate management agreement with AMC Orlando, AMC Tampa and CGS. Additionally, as part of the formation of the Company, the Company received a Purchase Money Note of each of AMC Orlando and AMC Tampa. Each of such Purchase Money Notes bears interest at the rate of 7.5% per annum and is due and payable on July 20, 1999. Further, the Company has accounts receivable from certain affiliates, primarily representing management fees and reimbursable expenses, upon which interest does not accrue.

AMC Orlando and AMC Tampa

At August 31, 1996, AMC Orlando owed the Company approximately $55,000 in addition to the Purchase Money Note in the principal amount of $2,817,232 with accrued interest of $24,942. Jeffrey L. Portman beneficially owns an 11.9075% interest in AMC Orlando, and Messrs. Steinberg and Ryan beneficially own a 4.7110% and 2.8555% interest, respectively, in AMC Orlando. Mr. Portman's other adult children beneficially own an aggregate 6.248% interest in AMC Orlando.

At August 31, 1996, AMC Tampa owed the Company approximately $56,000. The Company holds the Purchase Money Note of AMC Tampa which at August 31, 1996, was in the principal amount of $390,442 with accrued interest of $17,779. Jeffrey L. Portman beneficially owns an 11.9075% interest in AMC Tampa, and Messrs. Steinberg and Ryan beneficially own a 5.7110% and 2.8555% interest, respectively, in AMC Tampa. Mr. Portman's other adult children beneficially own an aggregate 65.2485% interest in AMC Tampa.

Messrs. Portman and Ryan are executive officers and directors of both AMC Orlando and AMC Tampa, and Neal G. Patton, Secretary and General Counsel of the Company, is an executive officer of AMC Orlando and AMC Tampa.

CGS

At August 31, 1996, CGS owed the Company approximately $103,000. Joan N. Portman beneficially owns a 47.5477% interest in CGS and Jeffrey L. Portman beneficially owns a 7.7115% interest in CGS. Mr. Portman's other adult children beneficially own an aggregate of 41.2534% interest in CGS.

Portman Apparel

At October 2, 1995, Portman Apparel owed the Company $514,658 which was reserved and subsequently written off by the Company due to the foreclosure of Portman Apparel's principal property. Mr. Portman is the sole shareholder, sole director and President of S.F. Fashion Center, Inc., the sole general partner of Portman Apparel and beneficially owns an 85.8% interest in such partnership. Messrs. Ryan and Robinson, directors of the Company, beneficially own a 4.0% and 3.0% interest, respectively, in Portman Apparel. An adult child of Mr. Portman also beneficially owns a 0.2% interest in Portman Apparel. Mr. Ryan and Mr. Nadeau, Treasurer and Senior Vice President - Finance, are executive officers of S. F. Fashion Center, Inc.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K.

A.  Documents filed as part of this Form 10 - K:

1.  Financial Statements (included in Part II, Item 8):
         AMC, INC. AND SUBSIDIARIES
         Independent Auditors' Report                                                                   F-1
         Consolidated Balance Sheet as of August 31, 1996                                               F-2
         Consolidated Statement of Operations for the Period from October 2, 1995
           through August 31, 1996                                                                      F-4
         Consolidated Statement of Stockholders' Equity (Deficit) for the Period
           from October 2, 1995 through August 31, 1996                                                 F-5
         Consolidated Statement of Cash Flows                                                           F-6
         Notes to Consolidated Financial Statements                                                     F-8

         THE ATLANTA MARKET CENTER COMPANIES
         Independent Auditors' Report                                                                   F-1
         Combined Balance Sheet as of October 1, 1995                                                   F-2
         Combined Statements of Operations for the Period from January 1, 1995
           through October 1, 1995 and for the Year ended December 31, 1994                             F-4
         Combined Statements of Equity (Deficit) for the Period from January 1, 1995
           through October 1, 1995 and for the Year ended December 31, 1994                             F-5
         Combined Statements of Cash Flows for the Period from January 1, 1995
           through October 1, 1995 and for the Year ended December 31, 1994                             F-6
         Notes to Combined Financial Statements                                                         F-8

2.  Financial Statement Schedules (included in Part IV):
         Independent Auditors' Report                                                                   S-1
         Schedule II  Valuation and Qualifying Accounts                                                 S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.  Exhibits

The following exhibits filed with the Securities and Exchange Commission are incorporated by reference to the Registrant's Registration Statement on Form S-4 No. 333-1742 filed on May 24, 1996 and correspondingly numbered:

 Exhibit No.                    Description

  3.1  Articles of Incorporation
  3.2  Articles of Amendment
  3.3  By-laws
  4.1 Exchange and Registration Rights Agreement, dated as of October 2, 1995, by and between the Company and the initial holders of the Private Placement Notes named therein
  4.2 Shareholders Agreement, dated as of October 2, 1995, by and between the Company and the initial shareholders of the Company named therein, as amended

  4.3 Indenture dated as of October 2, 1995 between the Company and Reliance Trust Company as Trustee, relating to the Exchange Notes (including the form of the Exchange Notes)
  4.4 First Amendment to Indenture, dated as of April 4, 1996, between the Company and Reliance Trust Company, as Trustee
  4.5  Form of Warrants
  5.1  Opinion of Jones, Day, Reavis & Pogue re: legality
  8.1  Opinion of Jones, Day, Reavis & Pogue re: tax matters
 10.1 Amended and Restated Credit Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P., Bank of America National Trust and Savings Association, as Agent, and the other financial institutions named therein
 10.2 Rate Cap Transaction Agreement dated as of July 28, 1995, between Atlanta Gift Mart, L.P. and NationsBank, N.A. (Carolinas)
 10.3 Modification and Second Amended and Restated Deed to Secure Debt and Security Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P. and Bank of America National Trust and Savings Association, as Agent
 10.4 First Amended and Restated Sequestration Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P., Bank of America National Trust and Savings Association, as Agent, and the Company
 10.5 Credit Agreement dated as of September 30, 1995, by and among the Company, The Provident Bank as Agent, and the other lenders named therein
 10.6 Deed to Secure Debt and Security Agreement dated as of October 2, 1995, between the Company and The Provident Bank
 10.7 Risk Management Agreement dated November 13, 1995, between the Company and Portman Holdings
 10.8 Financial and Strategic Planning Agreement dated January 24, 1996, between the Company and Portman Holdings
 10.9 Executive Office Staff Support Agreement dated January 24, 1996, between the Company and Portman Holdings
10.10 Tax Services Agreement dated November 14, 1995, between the Company and Portman Holdings
10.11 Cash Management Services Agreement dated October 25, 1995, between the Company and Portman Holdings
10.12 Telephone Service Agreement dated November 13, 1995, between the Company and Portman Holdings
10.13 Human Resource Service Agreement dated November 13, 1995, between the Company and Portman Holdings
10.14 Legal Services Agreement dated November 13, 1995, between the Company and Portman Holdings
10.15 Computer Service Agreement dated November 13, 1995, between the Company and Portman Holdings
10.16 First Restatement of Management Agreement dated as of October 2, 1995, by and between AMC Orlando and AMCMC
10.17 First Restatement of Management Agreement dated as of October 2, 1995, by and between AMC Tampa and AMCMC
10.18 First Restatement of Management Agreement dated as of October 2, 1995, by and between CGS and AMCMC
10.19 Indenture of Lease dated as of November 1, 1968, by and between Mary Templis and Belle Frank as Trustees under the terms of the Will of Louis Templis, as Lessor, and the Company (by virtue of assignment), as Lessee
10.20 Indenture of Lease dated as of December 30, 1966, by and between The 250 Spring Corp., as Lessor, and the Company (by virtue of assignment), as Lessee
10.21 Indenture of Lease dated as of September 1, 1972, by and between Bonnie Gordon Roe, as Lessor, and the Company (by virtue of assignment), as Lessee

10.22 Indenture of Lease dated as of October 27, 1969, by and between Shepard Bryan, as Lessor, and the Company (by virtue of assignment), as Lessee
10.23 Indenture of Lease dated as of November 1, 1969, by and between Jules G. Edwards, as Lessor, and the Company (by virtue of assignment), as Lessee, as amended by an Amendment to Indenture of Lease dated January 16, 1970
10.24 Indenture of Lease dated as of September 1, 1969, by and between Mrs. Dorothy Fielder Ewing, Frank K. Ewing, Morris M. Ewing, Nancy C. Ewing Hembrough, and Trust Company of Georgia, as Trustee, under the Will of Charles A. Ewing, as Lessor, and the Company (by virtue of assignment), as Lessee
10.25 Indenture of Lease dated as of July 1, 1969, by and between Alice L. Weeks, and James C. Weeks, as Lessor, and the Company (by virtue of assignment), as Lessee, as amended by a First Amendment to Indenture of Lease dated as of February 28, 1987
10.26 Indenture of Lease dated as of September 1, 1968, by and between Paul A. Clark, as Lessor, and the Company (by virtue of assignment), as Lessee
10.27 Indenture of Lease dated as of September 1, 1969, by and between Sara K. Bernath, Myer Caplan, Elias Margoles, Alvin Saul, and Felice G. Silberstein, as Lessor, and the Company (by virtue of assignment), as Lessee
10.28 Indenture of Lease dated as of October 16, 1963, by and between Methodist Children's Home of North Georgia, Inc., as Lessor, and the Company (by virtue of assignment), as Lessee
10.29 Indenture of Lease dated October 1, 1963, by and between Mrs. Eula Sikes Hamilton, as Lessor, and the Company (by virtue of assignment), as Lessee
10.30 Indenture of Lease dated as of August 1, 1975, by and between William T. Davis as Lessor, and the Company (by virtue of assignment), as Lessee
10.31 Indenture of Lease dated October 16, 1963, by and between J. W. O'Neal, as Lessor, and the Company (by virtue of assignment), as Lessee
10.32 Indenture of Lease dated November 7, 1963, by and among Mrs. Anne Grant Owens, as Lessor, and the Company (by virtue of assignment), as Lessee
10.33 Lease Agreement dated May 20, 1992, by and between Metropolitan Atlanta Rapid Transit Authority, as Lessor, and the Company (by virtue of assignment), as Lessee
10.34 Promissory Note dated October 2,1995, by and between AMC Tampa, Inc. and the Company (by virtue of assignment)
10.35 Promissory Note dated October 2, 1995, by and between AMC Orlando, Inc. and the Company (by virtue of assignment)
10.36 Noncompetition Agreement dated as of October 2, 1995, between John C. Portman, Jr. and the Company
10.37 Construction Management Services Agreement dated April 1, 1996, between Portman Holdings and the Company
10.38 Security Services Agreement dated January 1, 1996, between Portman Holdings and the Company
10.39 Security Services Agreement dated May 1, 1996 between Portman Holdings and the Company

The following exhibits are included in this Form 10-K:


11.0  Computation of Earnings Per Common Share
21.1  Subsidiaries of the Company
27.0  Financial Data Schedule

B. No reports on Form 8 - K were issued subsequent to the Registrant's Quarterly Report on Form 10 - Q for the quarter ended May 31, 1996.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
AMC, Inc.:


Under date of November 1, 1996, we reported on the consolidated balance sheet of AMC, Inc. and subsidiaries (Company) as of August 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from October 2, 1995 through August 31, 1996, and the combined balance sheet of the Atlanta Market Center Companies (Predecessor) as of October 1, 1995, and the related combined statements of operations, equity (deficit), and cash flows for the period from January 1, 1995 through October 1, 1995 and for the year ended December 31, 1994, as contained in the annual report on Form 10-K for the year ended August 31, 1996. In connection with our audits of the aforementioned consolidated financial statements of the Company and the combined financial statements of the Predecessor, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                     KPMG PEAT MARWICK LLP

November 1, 1996

                                                                     Schedule II

                           AMC, INC. AND SUBSIDIARIES
                      For the Period from October 2, 1995
                            through August 31, 1996

                        ATLANTA MARKET CENTER COMPANIES
        For the Period From January 1, 1995 through October 1, 1995 and for the Year ended December 31, 1994

                       VALUATION AND QUALIFYING ACCOUNTS


============================================================================================================
                                            Additions
============================================================================================================
                      Allowance at             Bad     Recoveries of                               Allowance
                      beginning of            debt     previous write-       Receivables           at end of
                       period                expense       offs              written off             period
------------------------------------------------------------------------------------------------------------
Allowance for
doubtful receivables:
        1996             $2,647,816        $ 932,909      $93,052          $(1,467,980)           $2,205,797
        1995              2,428,372          667,830       78,947             (527,333)            2,647,816
        1994              2,549,441        1,182,613       25,385           (1,329,067)            2,428,372
============================================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMC, Inc.
                                  (Registrant)




Date: November 25, 1996                  By: /s/ John C. Portman, Jr.
      -------------------------------        -------------------------------
                                             John C. Portman, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant and in the capacity and on the date indicated.


Date: November 25, 1996                      /s/ John M. Ryan
     --------------------------------        -------------------------------
                                             John M. Ryan
                                             President


                                             /s/ David J. Nadeau
                                             -------------------------------
                                             David J. Nadeau
                                             Sr. Vice President, Finance