Form 10-Q
period 1996-11-30
AMC INC
filed 1997-01-13
CIK 1002546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 30, 1996
                                    --------------------------------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------------------

Commission File Number:    333-1742
                           -----------------------------------------------------

                                   AMC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Georgia                                                  58-2201031
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


240 Peachtree St., N. W.  Suite 2200   Atlanta, GA                30303
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                (404) 220-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       [X]  Yes   [ ]  No

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

    61,962,751 shares of common stock, $1 par value as of November 30, 1996.

                         PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
                           AMC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         NOVEMBER 30 AND AUGUST 31, 1996
                                   (UNAUDITED)

                                 ASSETS                                            November 30              August 31
                                                                                   -----------              ---------
Current assets:
  Cash                                                                             $   3,615,577               1,052,082
  Restricted cash                                                                      2,405,048               2,623,528
  Restricted escrow deposits                                                             953,851                 739,779
  Current maturities of notes receivable                                               1,050,632               1,050,632
  Receivables:
    Tenants                                                                            5,337,426               5,974,210
    Affiliate                                                                            403,982                 369,753
                                                                                   -------------           -------------
                                                                                       5,741,408               6,343,963
  Allowance for doubtful receivables                                                  (2,217,147)             (2,205,797)
                                                                                   -------------           -------------
      Net receivables                                                                  3,524,261               4,138,166
                                                                                   -------------           -------------
  Deferred income taxes                                                                1,819,528               1,819,528
  Other assets                                                                         1,772,000               1,208,225
                                                                                   -------------           -------------
      Total current assets                                                            15,140,897              12,631,940

Commercial property, at cost                                                         324,735,862             321,708,239
Accumulated depreciation                                                            (126,372,987)           (123,305,557)
                                                                                   -------------           -------------
      Net commercial property                                                        198,362,875             198,402,682
Notes receivable, less current maturities                                              2,256,282               2,157,042
Deferred income taxes                                                                 20,067,611              20,368,611
Other assets                                                                           1,407,326               1,661,261
                                                                                   -------------           -------------
                                                                                   $ 237,234,991             235,221,536
                                                                                   =============           =============
                 LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving line of credit                                                         $   3,600,000                    --
  Current installments of corporate notes payable:
    Mart Bonds interest payments                                                      12,000,000              12,000,000
    AMM Escrow Bonds                                                                     507,391                 512,703
                                                                                   -------------           -------------
      Total current installments of corporate notes payable                           12,507,391              12,512,703
                                                                                   -------------           -------------
  Accounts payable:
    Trade and other                                                                    4,845,260               6,253,639
    Affiliate                                                                             57,285                  30,000
                                                                                   -------------           -------------
      Total accounts payable                                                           4,902,545               6,283,639
  Accrued interest payable                                                               714,881                 698,617
  Deferred revenue                                                                     5,441,728               2,226,144
  Accrued loan extension fees                                                            268,205                 268,205
                                                                                   -------------           -------------
      Total current liabilities                                                       27,434,750              21,989,308

Corporate notes payable, excluding current installments:
  Mart Bonds (face amount of $160,000,000)                                           200,200,000             203,200,000
  Antecedent Debt Bonds                                                                7,303,273               7,303,273
                                                                                   -------------           -------------
      Total corporate notes payable, excluding current installments                  207,503,273             210,503,273
                                                                                   -------------           -------------
Mortgage loan payable                                                                102,257,091             102,951,830
Security deposits                                                                      2,487,607               2,427,838
Accrued loan extension fees, excluding current installments                              268,205                 536,410
                                                                                   -------------           -------------
      Total liabilities                                                              339,950,926             338,408,659

Stockholders' equity (deficit):
  Common stock - $1 par value, 100,000,000 shares authorized and
      61,962,751 shares issued and outstanding                                        61,962,751              61,962,751
  Capital deficit                                                                   (172,450,472)           (172,450,472)
  Retained earnings since formation                                                    7,771,786               7,300,598
                                                                                   -------------           -------------
      Total stockholders' deficit                                                   (102,715,935)           (103,187,123)
                                                                                   -------------           -------------
                                                                                   $ 237,234,991             235,221,536
                                                                                   =============           =============


             See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED
                EARNINGS FOR THE QUARTERS ENDED NOVEMBER 30, 1996
                                AND 1995 (NOTE 1)

                                   (UNAUDITED)



                                                               1996                    1995
                                                          -------------           -------------
Revenues (note 2):
         Rental                                           $  11,898,690              11,658,776
         Trade shows                                          1,366,015               1,507,946
         Other                                                  866,025                 586,502
                                                          -------------              ----------
               Total revenues                                14,130,730              13,753,224
                                                          -------------              ----------
Operating expenses:
         Building operations                                  1,876,125               1,950,383
         Trade shows                                            427,350                 542,915
         Marketing                                              504,653                 831,463
         General and administrative                           4,042,677               3,922,554
         Bad debt                                               132,946                  63,984
         Property taxes                                       1,133,888               1,047,476
         Depreciation and amortization                        3,150,886               3,213,339
                                                          -------------              ----------
               Total operating expenses                      11,268,525              11,572,114
                                                          -------------              ----------
               Operating income                               2,862,205               2,181,110
                                                          -------------              ----------

Other (income) expenses:
         Interest expense                                     2,094,004               4,388,132
         Interest income                                       (123,804)               (113,466)
         Other                                                  119,817                  79,878
                                                          -------------              ----------
               Total other expenses, net                      2,090,017               4,354,544
                                                          -------------              ----------
               Income (loss) before income taxes                772,188              (2,173,434)

Deferred income tax expense                                     301,000                  27,000
                                                          -------------              ----------
               Net income (loss)                                471,188              (2,200,434)
Retained earnings at beginning of period                      7,300,598              ==========
                                                          -------------
Retained earnings at end of period                        $   7,771,786
                                                          =============
Net income per share - primary (note 4)                   $         .01
                                                          =============
Net income per share - fully diluted (note 4)             $         .01
                                                          =============



          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS FOR
             THE QUARTERS ENDED NOVEMBER 30, 1996 AND 1995 (NOTE 1)

                                   (UNAUDITED)


                                                                                        1996                    1995
                                                                                   -------------           -------------
Net income (loss)                                                                  $     471,188              (2,200,434)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                                       3,270,703               3,293,217
   Deferred income tax expense                                                           301,000                  27,000
   Decrease in net receivables                                                           613,905                 253,348
   Decrease (increase) in prepaid expenses and other assets                             (612,353)                 21,416
   Increase in accrued interest payable                                                   16,264                  61,961
   Decrease in accounts payable, affiliate payables and other
      accrued expenses                                                                (1,381,094)             (2,726,591)
   Increase in deferred revenue                                                        3,275,353               3,534,009
                                                                                   -------------           -------------
      Net cash provided by operating activities                                        5,954,966               2,263,926
                                                                                   -------------           -------------
Cash flows from investing activities:
   Additions to commercial property                                                   (3,027,623)             (2,172,468)
   Decrease in restricted cash                                                           218,480                 321,826
                                                                                   -------------           -------------
          Net cash used in investing activities                                       (2,809,143)             (1,850,642)
                                                                                   -------------           -------------
Cash flows from financing activities:
   Decrease (increase) in restricted escrow deposits                                    (214,072)              3,637,247
   Decrease in accrued loan extension fees                                              (268,205)                   --
   Net increase in revolving line of credit                                            3,600,000                    --
   Principal payments of AMM Escrow Bonds                                                 (5,312)                   --
   Mart Bond payments                                                                 (3,000,000)                   --
  Principal repayments of mortgage loan                                                 (694,739)             (2,198,199)
                                                                                   -------------           -------------
          Net cash (used in) provided by financing activities                           (582,328)              1,439,048
                                                                                   -------------           -------------
          Increase in cash                                                             2,563,495               1,852,332
Cash at beginning of period                                                            1,052,082               1,557,327
                                                                                   -------------           -------------
Cash at end of period                                                              $   3,615,577           $   3,409,659
                                                                                   =============           =============
Noncash financing activities:
   Principal repayment on AMM Escrow Bonds through
   contribution from stockholder                                                   $        --             $      13,567
                                                                                   =============           =============
Supplemental disclosure - cash paid during the period for interest                 $   2,077,740           $   4,326,171
                                                                                   =============           =============



          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

Except as noted below, the accompanying financial statements reflect the consolidated accounts of AMC, Inc. and subsidiaries (the "Company"). The financial statements for the quarter ended November 30, 1995 include the combined accounts of the Atlanta Market Center Companies (the predecessor companies of AMC, Inc.) from September 1, 1995 to the formation of AMC, Inc. on October 2, 1995. The financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position at November 30 and August 31, 1996, and the results of operations and cash flows for the quarters ended November 30, 1996 and 1995 have been included.

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

(4) INCOME PER SHARE

Weighted average shares outstanding for the quarter ended November 30, 1996 were 61,962,751. Primary net income per share has been calculated assuming no common stock equivalents resulting from outstanding warrants since such warrants are exercisable only upon certain conditions and such conditions have not yet occurred. Even though the exercise price for the warrants is equal to the assumed market price for a share of AMC, Inc. common stock, as a result of total warrants exceeding 20% of current outstanding shares, fully diluted net income per share has been calculated assuming 16,736,548 additional shares issuable and outstanding and assuming earnings increases of approximately $205,000 for the quarter ended November 30, 1996. Such assumed earnings increase has been determined using a tax-effected interest rate of 4.9%, applied to the proceeds that would have been received from the additional 16,736,548 shares assumed to be issued. For the period from October 2, 1995 (the date of the formation of AMC, Inc.) through November 30, 1995, primary and fully diluted income per share approximated $0.01.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company was formed in conjunction with a series of transactions in 1995 which involved the exchange of certain assets, debt and equity and the debt restructuring of Mr. John C. Portman, Jr. and a group of affiliated entities with their creditors. As a result of these transactions, the initial assets of the Company included the Atlanta Merchandise Mart (the "Merchandise Mart"), the Atlanta Apparel Mart (the "Apparel Mart"), the Atlanta Gift Mart (the "Gift Mart"); (the Merchandise Mart, the Apparel Mart and the Gift Mart hereinafter collectively, AmericasMart), and the assets of Atlanta Market Center Management Company, Inc., a Georgia corporation ("AMCMC") which operated AmericasMart and was merged into the Company.

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

The Company's primary business is the operation of AmericasMart and the management of trade shows in conjunction with such Marts. Additionally, the Company manages trade shows on behalf of third parties at other locations.

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

Quarter Ended November 30, 1996 Compared to Quarter Ended November 30, 1995

Rental revenues increased approximately $240,000 during the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995. Rental revenues increased approximately $174,000 in the Gift Mart due to an increase in rental rates of approximately $255,000, partially offset by a decrease due to decreased occupancy of approximately $81,000. Rental revenues decreased approximately $21,000 in the Merchandise Mart, reflecting a decrease of approximately $451,000 due to occupancy, partially offset by an increase in rental rates of approximately $430,000. Rental revenues in the Apparel Mart increased approximately $87,000, reflecting an approximate increase of $166,000 in rental rates, partially offset by a decrease in occupancy of approximately $79,000.

Trade show revenues decreased approximately $142,000 for the quarter ended November 30, 1996, compared to the quarter ended November 30, 1995. This decrease was due to a decrease in food services revenue.

Other revenues increased approximately $280,000 for the quarter ended November 30, 1996, compared to the quarter ended November 30, 1995 due to an increase in management fees earned from independent trade shows.

Building operations expenses decreased approximately $74,000 for the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995 due to a decrease in electricity costs, partially offset by an increase in security costs.

Trade show expenses decreased approximately $116,000 for the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995 due to a decrease in buyer accommodation expenses.

Marketing expenses decreased approximately $327,000 for the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995. This decrease was the result of the timing of marketing expenditures during the quarter ended November 30, 1995.

General and administrative expenses increased approximately $120,000 for the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995. This increase was due to an increase in insurance costs and a decrease in certain reimbursed costs received from independent trade shows.

Bad debt expense increased approximately $69,000 for the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995. This increase was due to certain recoveries during 1995 of amounts previously reserved.

Property taxes increased approximately $86,000 for the quarter ended November 30, 1996 compared to the quarter ended November 30, 1995 due to an anticipated increase in property tax assessments for 1997.

Depreciation expense remained relatively stable for the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995.

The resulting operating income was approximately $2,862,000 for the quarter ended November 30, 1996 as compared to $2,181,000 for the quarter ended November 30, 1995. This increase in operating income was primarily due to the increase in revenues and decrease in marketing expenses.

Interest expense decreased approximately $2,294,000 during the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995. This decrease in interest expense was due to the fact that, subsequent to the formation of the Company, interest on the Company's Mart Bonds is charged against their carrying value and no interest expense is recognized on the Mart Bonds.

Income tax expense increased approximately $274,000 for the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995 due to the fact that prior to the formation of the Company, the predecessor companies were partnerships and S corporations, and any liability for income taxes was that of the partners and stockholders and not that of the Company.

Net income was approximately $471,000 for the quarter ended November 30, 1996 as compared to a net loss of approximately $2,200,000 for the quarter ended November 30, 1995. This increase in net income is due to the fact that interest expense relating to the Mart Bonds is charged against principal and no interest expense is recognized on such debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash is internally generated funds from operations. The availability of cash flows generated by the Gift Mart are limited by the terms of its financing. Net income from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled approximately $0.7 million for the quarter ended November 30, 1996, and $2.2 million for the quarter ended November 30, 1995.

The Company has entered into a line of credit agreement (the Revolver) with a bank for up to $10 million which may be used to fund operations and capital improvements and for acquisition and start-up costs for new trade shows in an amount not to exceed $2.5 million. At November 30, 1996, the Company had $6.4 million available under the Revolver.

Cash flows from operations were approximately $6.0 million during the quarter ended November 30, 1996, and $2.3 million during the quarter ended November 30, 1995. Cash flows from operations have been positive during the past several years, despite the net losses of the Company, primarily due to the fact that net income is negatively impacted by depreciation expense, which is a non-cash charge to earnings and also, all interest expense incurred over the past several years has not been paid. Under the terms of its indebtedness, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt limit the Company's ability to make required capital improvements.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to adequately maintain the Company's properties. Total capital expenditures were approximately $3.0 million during the quarter ended November 30, 1996, and $2.2 million during the quarter ended November 30, 1995. Management expects that capital expenditures, including tenant improvements, of approximately $8.0 million to $10.0 million will be needed to improve and maintain the buildings during the year ending August 31, 1997. There can be no assurance, however, that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

Debt repayments totaled approximately $3.7 million in the quarter ended November 30, 1996, and $2.2 million in the quarter ended November 30, 1995. During 1997, the Company will be required to repay approximately $0.5 million of the principal amount of its indebtedness under the AMM Escrow Bonds. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

Management expects that cash flows from operations and borrowings under the Revolver will be sufficient to fund planned capital expenditures and interest and principal payments on the Company's indebtedness during the 1997 fiscal year. Over the longer term, management anticipates that internally generated funds will be sufficient to fund required capital expenditures and scheduled debt service prior to the maturity date for the Gift Mart financing, provided the Company can maintain its operating revenues and expenses at current levels. There can be no assurance that the Company can maintain current revenue levels which are affected by changing economic conditions in the specific industries represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that internally generated funds and borrowings under the Revolver are insufficient, the Company would be required to seek financing; however, the Company's ability to do so is limited under the terms of the Revolver.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
                11.  Computation of Earnings Per Common Share

                27.  Financial Data Schedule (for SEC use only)

         (b) The Company has not filed any reports on Form 8-K during the quarter ended November 30, 1996 or subsequent to that date but prior to the filing date of this Form 10-Q.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMC INC.
                              ------------------------
                                    (Registrant)

        1/13/97            /s/ John M. Ryan
------------------------      ------------------------, President
         Date                       (Signature)

        1/13/97            /s/ Henry M. Almquist, Jr.
------------------------      ------------------------, Principal Financial and
         Date                       (Signature)         Accounting Officer