Form 10-Q
period 1997-02-28
AMC INC
filed 1997-04-11
CIK 1002546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
[X]      EXCHANGE ACT OF 1934

For the quarterly period ended      February 28, 1997
                                    -------------------------------------------

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
[ ]      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to
________________________________________________________________

Commission File Number:  333-1742
                       -------------------------

                                   AMC, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                        58-2201031
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

    61,962,751 shares of common stock, $1 par value as of February 28, 1997.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           AMC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 28, 1997 AND AUGUST 31, 1996
                                   (UNAUDITED)

                                 ASSETS

                                                                                           February 28       August 31
                                                                                           -----------       ---------
Current assets:
  Cash                                                                                  $     622,417       1,052,082
  Restricted cash                                                                           2,590,495       2,623,528
  Restricted escrow deposits                                                                1,597,315         739,779
  Current maturities of notes receivable                                                      939,076         939,076
  Receivables:
    Tenants                                                                                 5,902,340       5,974,210
    Affiliates                                                                                314,179         369,753
                                                                                        -------------     -----------
                                                                                            6,216,519       6,343,963
  Allowance for doubtful receivables                                                       (2,178,901)     (2,205,797)
                                                                                        -------------     -----------
      Net receivables                                                                       4,037,618       4,138,166
                                                                                        -------------     -----------
  Deferred income taxes                                                                     1,819,528       1,819,528
  Other assets                                                                                684,694       1,208,225
                                                                                        -------------     -----------
      Total current assets                                                                 12,291,143      12,520,384
                                                                                        -------------     -----------
Commercial property, at cost                                                              327,370,322     321,708,239
Accumulated depreciation                                                                 (129,966,925)   (123,305,557)
                                                                                        -------------     -----------
      Net commercial property                                                             197,403,397     198,402,682
Notes receivable, less current maturities                                                   1,799,060       2,268,598
Deferred income taxes                                                                      18,683,611      20,368,611
                                                                                        -------------     -----------
Other assets                                                                                1,272,842       1,661,261
                                                                                        -------------     -----------
                                                                                        $ 231,450,053     235,221,536
                                                                                        =============     ===========
                 LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving line of credit                                                              $   2,021,214             -
  Current installments of corporate notes payable:
    Mart Bonds interest payments                                                           12,600,000      12,600,000
    AMM Escrow Bonds                                                                             -            512,703
                                                                                        -------------     -----------
      Total current installments of corporate notes payable                                12,600,000      13,142,703
                                                                                        -------------     -----------
  Accounts payable:
    Trade and other                                                                         5,718,476       6,253,639
    Affiliate                                                                                  30,000          30,000
                                                                                        -------------     -----------
      Total accounts payable                                                                5,748,476       6,283,639
                                                                                        -------------     -----------
  Accrued interest payable                                                                    599,969         698,617
  Deferred revenue                                                                          2,170,139       2,226,144
  Accrued loan extension fees                                                                 268,205         268,205
                                                                                        -------------     -----------
      Total current liabilities                                                            23,408,003      22,589,308
                                                                                        -------------     -----------
Corporate notes payable, excluding current installments:
  Mart Bonds (face amount of $160,000,000)                                                196,600,000     202,600,000
  Antecedent Debt Bonds                                                                     7,303,273       7,303,273
                                                                                        -------------     -----------
      Total corporate notes payable, excluding current installments                       203,903,273     209,903,273
                                                                                        -------------     -----------
Mortgage loan payable                                                                     101,636,657     102,951,830
Security deposits                                                                           2,727,076       2,427,838
Accrued loan extension fees, excluding current installments                                   268,205         536,410
                                                                                        -------------     -----------
      Total liabilities                                                                   331,943,214     338,408,659
                                                                                        -------------     -----------
Stockholders' equity (deficit):
  Common stock - $1 par value, 100,000,000 shares authorized and
      61,962,751 shares issued and outstanding                                             61,962,751      61,962,751
  Capital deficit                                                                        (172,450,472)   (172,450,472)
  Retained earnings since formation                                                         9,994,560       7,300,598
                                                                                        -------------     -----------
      Total stockholders' deficit                                                        (100,493,161)   (103,187,123)
                                                                                        -------------     -----------
                                                                                        $ 231,450,053     235,221,536
                                                                                        =============     ===========


          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
               EARNINGS FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997
                         AND FEBRUARY 29, 1996 (NOTE 1)

                                   (UNAUDITED)




                                                         1997         1996
                                                         ----         ----
Revenues (note 2):
         Rental                                      $ 24,063,932     23,709,894
         Trade shows                                    8,192,082      8,176,942
         Other                                          2,175,437      1,986,935
                                                     ------------     ----------
               Total revenues                          34,431,451     33,873,771
                                                     ------------     ----------
Operating expenses:
         Building operations                            4,110,063      4,183,271
         Trade shows                                    1,667,259      1,814,773
         Marketing                                      2,445,544      1,876,431
         General and administrative                     8,367,653      8,272,763
         Bad debt                                         183,095        656,408
         Property taxes                                 2,276,772      2,195,502
         Depreciation and amortization                  6,827,855      6,422,179
                                                     ------------     ----------
               Total operating expenses                25,878,241     25,421,327
                                                     ------------     ----------
               Operating income                         8,553,210      8,452,444
                                                     ------------     ----------

Other (income) expenses:
         Interest expense                               4,157,079      6,497,377
         Interest income                                 (222,465)      (235,812)
         Other                                            239,634        190,479
                                                     ------------     ----------
               Total other expenses, net                4,174,248      6,452,044
                                                     ------------     ----------
               Income before income taxes               4,378,962      2,000,400
Deferred income tax expense                             1,685,000      1,613,000
                                                     ------------     ----------
               Net income                               2,693,962        387,400
Retained earnings at beginning of period                7,300,598     ==========
                                                     ------------
Retained earnings at end of period                   $  9,994,560
                                                     ============
Net income per share - primary (note 4)              $        .04
                                                     ============
Net income per share - fully diluted (note 4)        $        .04
                                                     ============



          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
              EARNINGS FOR THE QUARTERS ENDED FEBRUARY 28, 1997 AND
                           FEBRUARY 29, 1996 (NOTE 1)

                                   (UNAUDITED)




                                                  1997             1996
                                                  ----             ----
Revenues (note 2):
         Rental                                 $ 12,165,242     12,051,118
         Trade shows                               6,826,067      6,668,996
         Other                                     1,309,412      1,400,433
                                                ------------     ----------
               Total revenues                     20,300,721     20,120,547
                                                ------------     ----------
Operating expenses:
         Building operations                       2,233,938      2,232,888
         Trade shows                               1,239,909      1,271,858
         Marketing                                 1,940,891      1,044,968
         General and administrative                4,324,976      4,350,209
         Bad debt                                     50,149        592,424
         Property taxes                            1,142,884      1,148,026
         Depreciation and amortization             3,676,969      3,208,840
                                                ------------     ----------
               Total operating expenses           14,609,716     13,849,213
                                                ------------     ----------
               Operating income                    5,691,005      6,271,334
                                                ------------     ----------

Other (income) expenses:
         Interest expense                          2,063,075      2,109,245
         Interest income                             (98,661)      (122,346)
         Other                                       119,817        110,601
                                                ------------     ----------
               Total other expenses, net           2,084,231      2,097,500
                                                ------------     ----------
               Income before income taxes          3,606,774      4,173,834
Deferred income tax expense                        1,384,000      1,586,000
                                                ------------     ----------
               Net income                          2,222,774      2,587,834
Retained earnings at beginning of period           7,771,786         43,370
                                                ------------     ----------
Retained earnings at end of period              $  9,994,560      2,631,204
                                                ============     ==========
Net income per share - primary (note 4)         $        .04            .04
                                                ============     ==========
Net income per share - fully diluted (note 4)   $        .03            .04
                                                ============     ==========



          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
      THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 (NOTE 1)

                                   (UNAUDITED)


                                                                                  1997         1996
                                                                                  ----         ----

Net income                                                                    $  2,693,962       387,400
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                 7,067,489     6,612,658
   Deferred income tax expense                                                   1,685,000     1,613,000
   Decrease in net receivables                                                     100,548        38,378
   Decrease in prepaid expenses and other assets                                   975,367     1,521,637
   Decrease in accrued interest payable                                            (98,648)      (30,279)
   Decrease in accounts payable, affiliate payables and other
      accrued expenses                                                            (535,163)   (3,249,459)
   Increase in deferred revenue and security deposits                              243,233     1,678,752
                                                                              ------------    ----------
      Net cash provided by operating activities                                 12,131,788     8,572,087
                                                                              ------------    ----------
Cash flows from investing activities:
   Additions to commercial property                                             (5,662,083)   (5,380,258)
   Decrease in restricted cash                                                      33,033       459,874
                                                                              ------------    ----------
          Net cash used in investing activities                                 (5,629,050)   (4,920,384)
                                                                              ------------    ----------
Cash flows from financing activities:
   (Increase) Decrease in restricted escrow deposits                              (857,536)    1,931,145
   Decrease in accrued loan extension fees                                        (268,205)         --

   Net increase in revolving line of credit                                      2,021,214          --

   Principal payments of AMM Escrow Bonds                                         (512,703)     (548,776)

   Mart Bond payments                                                           (6,000,000)   (3,000,000)

  Principal repayments of mortgage loan                                         (1,315,173)    2,198,199)
                                                                              ------------    ----------
          Net cash used in financing activities                                 (6,932,403)   (3,815,830)
                                                                              ------------    ----------
          Decrease in cash                                                        (429,665)     (164,127)
Cash at beginning of period                                                      1,052,082     1,557,327
                                                                              ------------    ----------
Cash at end of period                                                         $    622,417     1,393,200
                                                                              ============    ==========
Noncash financing activities:
   Principal repayment on AMM Escrow Bonds through
   contribution from stockholder                                              $      -            13,567
                                                                              ============    ==========
Supplemental disclosure - cash paid during the period for  interest           $  4,255,727     6,527,656
                                                                              ============    ==========



          See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

Except as noted below, the accompanying financial statements reflect the consolidated accounts of AMC, Inc. and subsidiaries (the "Company"). The financial statements for the six months ended February 29, 1996 include the combined accounts of the Atlanta Market Center Companies (the predecessor companies of AMC, Inc.) from September 1, 1995 to the formation of AMC, Inc. on October 2, 1995. The financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position at February 28, 1997 and August 31, 1996, and the results of operations for the six months and the three months ended February 28, 1997 and February 29, 1996; and the cash flows for the six months ended February 28, 1997 and February 29, 1996 have been included.

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

(4) INCOME PER SHARE

Weighted average shares outstanding for the six months and the quarter ended February 28, 1997 were 61,962,751. Primary net income per share has been calculated assuming no common stock equivalents resulting from outstanding warrants since such warrants are exercisable only upon certain conditions and such conditions have not yet occurred. Even though the exercise price for the warrants is equal to the assumed market price for a share of AMC, Inc. common stock, as a result of total warrants exceeding 20% of current outstanding shares, fully diluted net income per share has been calculated assuming 16,736,548 additional shares issuable and outstanding and assuming earnings increases of approximately $410,000 and $205,000 for the six month period and the three month period ended February 28, 1997, respectively. Such assumed earnings increases have been determined using a tax-effected interest rate of 4.9%, applied to the proceeds that would have been received from the additional 16,736,548 shares assumed to be issued. For the period from October 2, 1995 (the date of the formation of AMC, Inc.) through February 29, 1996, primary and fully diluted income per share approximated $0.04.

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

Six Months Ended February 28, 1997 Compared to Six Months Ended February 29,
1996

Rental revenues increased approximately $354,000 during the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. Rental revenues increased approximately $217,000 in the Gift Mart due to an increase in rental rates of approximately $459,000, partially offset by a decrease of $242,000 due to a decrease in occupancy. Rental revenues increased approximately $298,000 in the Merchandise Mart, reflecting an increase in rental rates of approximately $623,000, partially offset by a decrease of approximately $325,000 due to a decrease in occupancy. Rental revenues in the Apparel Mart decreased approximately $161,000, reflecting an approximate increase of $86,000 in rental rates, partially offset by a decrease in occupancy of approximately $247,000.

Trade show revenues increased approximately $15,000 for the six months ended February 28, 1997, compared to the six months ended February 29, 1996. This increase was due to an increase in trade show booth revenue, partially offset by a decrease in food services revenue.

Other revenues increased approximately $189,000 for the six months ended February 28, 1997, compared to the six months ended February 29, 1996 due to an increase in management fees earned from independent trade shows, partially offset by a decrease in parking revenue.

Building operations expenses decreased approximately $73,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996 due to a decrease in electricity costs, partially offset by an increase in security costs.

Trade show expenses decreased approximately $148,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996 due to a decrease in buyer accommodation expenses.

Marketing expenses increased approximately $569,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. This increase was primarily the result of an increase in publishing expenses.

General and administrative expenses increased approximately $95,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. This increase was due to an increase in insurance costs and a decrease in certain reimbursed costs received from independent trade shows.

Bad debt expense decreased approximately $473,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. This decrease was due to improved cash collections during 1997.

Property tax expense increased approximately $81,000 for the six months ended February 28, 1997, compared to the six months ended February 29, 1996 due to an anticipated increase in property tax assessments for 1997.

Depreciation and amortization expense increased approximately $406,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. This increase was due to certain building and tenant improvements being written-off during the quarter ended February 28, 1997. This write-off is related to assets disposed of in order to open the Holiday and Floral Center in the Merchandise Mart.

The resulting operating income was approximately $8,553,000 for the six months ended February 28, 1997 as compared to $8,452,000 for the six months ended February 29, 1996. This increase in operating income was primarily due to the increase in revenues and the decrease in bad debt expense which was partially offset by an increase in marketing and depreciation expenses.

Interest expense decreased approximately $2,340,000 during the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. This decrease in interest expense was primarily due to the fact that, subsequent to the formation of the Company, interest on the Company's Mart Bonds is charged against their carrying value and no interest expense is recognized on the Mart Bonds.

Income tax expense increased approximately $72,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996 due to the fact that prior to the formation of the Company, the predecessor companies were partnerships and S corporations, and any liability for income taxes was that of the partners and stockholders and not that of the Company.

Net income was approximately $2,694,000 for the six months ended February 28, 1997 as compared to $387,000 for the six months ended February 29, 1996. This increase in net income is due primarily to the fact that interest expense relating to the Mart Bonds is charged against principal and no interest expense is recognized on such debt.


Quarter Ended February 28, 1997 Compared to Quarter Ended February 29, 1996

Rental revenues increased approximately $114,000 during the quarter ended February 28, 1997 as compared to the quarter ended February 29, 1996. Rental revenues increased approximately $42,000 in the Gift Mart due to an increase in rental rates of approximately $203,000, partially offset by a decrease due to decreased occupancy of approximately $161,000. Rental revenues increased approximately $320,000 in the Merchandise Mart, reflecting an increase of approximately $133,000 due to occupancy, and an increase in rental rates of approximately $187,000, resulting from the opening of the Holiday and Floral Center in January. Rental revenues in the Apparel Mart decreased approximately $248,000, reflecting an approximate decrease of $82,000 in rental rates, and a decrease in occupancy of approximately $166,000.

Trade show revenues increased approximately $157,000 for the quarter ended February 28, 1997, compared to the quarter ended February 29, 1996. This increase was due to an increase in trade show booth revenue from the January gift show.

Other revenues decreased approximately $91,000 for the quarter ended February 28, 1997, compared to the quarter ended February 29, 1996 due to a decrease in parking revenue.

Building operations expense remained relatively stable for the quarter ended February 28, 1997, compared to the quarter ended February 29, 1996.

Marketing expenses increased approximately $896,000 for the quarter ended February 28, 1997 as compared to the quarter ended February 29, 1996. This increase was the result of an increase in publishing expenses and the timing of marketing expenditures.

General and administrative expenses remained relatively stable for the quarter ended February 28, 1997 as compared to the quarter ended February 29, 1996.

Bad debt expense decreased approximately $542,000 for the quarter ended February 28, 1997 as compared to the quarter ended February 29, 1996. This decrease was due to improved cash collections during 1997.

Property tax expense remained relatively stable for the quarter ended February 28, 1997 compared to the quarter ended February 29, 1996.

Depreciation expense increased approximately $468,000 for the quarter ended February 28, 1997 as compared to the quarter ended February 29, 1996. This increase was due to certain building and tenant improvements being written-off during the quarter ended February 28, 1997. This write-off is related to assets disposed of in order to open the Holiday and Floral Center in the Merchandise Mart.

The resulting operating income was approximately $5,691,000 for the quarter ended February 28, 1997 as compared to $6,271,000 for the quarter ended February 29, 1996. This decrease in operating income was primarily due to the increase in marketing and depreciation and amortization expenses, which were partially offset by the increase in revenues.

Interest expense decreased approximately $46,000 during the quarter ended February 28, 1997 as compared to the quarter ended February 29, 1996. The decrease in interest expense was primarily due to the pay off of the AMM Escrow Bonds during January 1997.

Income tax expense decreased approximately $202,000 for the quarter ended February 28, 1997, compared to the quarter ended February 29, 1996 due to a decrease in income before taxes during 1997.

Net income was approximately $2,223,000 for the quarter ended February 28, 1997 as compared to $2,588,000 for the quarter ended February 29, 1996. This decrease in net income was primarily due to the increase in marketing and depreciation and amortization expenses, which were partially offset by the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash is internally generated funds from operations. The availability of cash flows generated by the Gift Mart are limited by the terms of its financing. Net income from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled approximately $1.3 million and $2.2 million for the six months ended February 28, 1997 and February 29, 1996, respectively.

The Company has entered into a line of credit agreement (the Revolver) with a bank for up to $10 million which may be used to fund operations and capital improvements and for acquisition and start-up costs for new trade shows in an amount not to exceed $2.5 million. At February 28, 1997, the Company had $8.0 million available under the Revolver.

Cash flows from operations were approximately $12.1 million during the six months ended February 28, 1997, and $8.6 million during the six months ended February 29, 1996. Cash flows from operations have been significantly higher than net income during the past two years, primarily due to the fact that net income is negatively impacted by depreciation expense, which is a non-cash charge to earnings. Under the terms of its indebtedness, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt limit the Company's ability to make required capital improvements.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to adequately improve and maintain the Company's properties. Total capital expenditures were approximately $5.7 million during the six months ended February 28, 1997, and approximately $5.4 million during the six months ended February 29, 1996. Management expects that additional capital expenditures, including tenant improvements, of approximately $4.3 million to $6.3 million will be needed to improve and maintain the buildings during the remainder of the year ending August 31, 1997. There can be no assurance, however, that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

Debt repayments totaled approximately $7.8 million in the six months ended February 28, 1997, and $5.7 million in the six months ended February 29, 1996. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
                11.  Computation of Earnings Per Common Share

                27.  Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended February 28, 1997 or subsequent to that date but prior to the filing date of this Form 10-Q.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AMC, INC
                                        ----------------------------
                                                (Registrant)

April 11, 1997                          John M. Ryan,                President
--------------------                    ----------------------------
       Date                                      (Signature)

April 11, 1997                          Henry G. Almquist, Jr.,      Principal Financial and
--------------------                    ----------------------------Accounting Officer

       Date                                      (Signature)