Form 10-Q
period 1997-05-31
AMC INC
filed 1997-07-15
CIK 1002546

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 1997
                              --------------------------------------------------


                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------------------

Commission File Number: 333-1742
                       ---------------------------------------------------------

                                  AMC, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




Georgia                                                              58-2201031
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               240 Peachtree St., N. W. Suite 2200           Atlanta, GA  30303
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

     61,962,751 shares of common stock, $1 par value as of July 14, 1997.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          AMC, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1997 AND AUGUST 31, 1996
                                 (UNAUDITED)



                               ASSETS                                           May 31        August 31
                                                                            -------------   -------------
Current assets:
 Cash                                                                       $     497,073       1,052,082
 Restricted cash                                                                2,686,015       2,623,528
 Restricted escrow deposits                                                     3,140,768         739,779
 Current maturities of notes receivable                                           939,076         939,076
 Receivables:
  Tenants                                                                       4,522,373       5,974,210
  Affiliates                                                                      204,463         327,032
                                                                            -------------   -------------
                                                                                4,726,836       6,301,242
 Allowance for doubtful receivables                                            (1,985,476)     (2,205,797)
                                                                            -------------   -------------
   Net receivables                                                              2,741,360       4,095,445
                                                                            -------------   -------------
 Deferred income taxes                                                          1,819,528       1,819,528
 Other assets                                                                   1,240,037       1,250,946
                                                                            -------------   -------------
   Total current assets                                                        13,063,857      12,520,384
                                                                            -------------   -------------
 Commercial property, at cost                                                 329,382,567     321,708,239
 Accumulated depreciation                                                    (133,351,683)   (123,305,557)
                                                                            -------------   -------------
   Net commercial property                                                    196,030,884     198,402,682
                                                                            -------------   -------------
 Notes receivable, less current maturities and allowance                        1,392,376       2,268,598
 Deferred income taxes                                                         18,900,611      20,368,611
 Other assets                                                                   1,121,712       1,661,261
                                                                            -------------   -------------
                                                                            $ 230,509,440     235,221,536
                                                                            =============   =============
                 LIABILITIES & STOCKHOLDERS' DEFICIT
 Current liabilities:
  Revolving line of credit                                                  $   1,271,108               -
  Current installments of corporate notes payable:
  Mart Bonds interest payments                                                 13,800,000      12,000,000
  AMM Escrow Bonds                                                                      -         512,703
                                                                            -------------   -------------
   Total current installments of corporate notes payable                       13,800,000      12,512,703
                                                                            -------------   -------------
  Accounts payable:
   Trade and other                                                              5,991,119       6,253,639
   Affiliate                                                                       30,000          30,000
                                                                            -------------   -------------
    Total accounts payable                                                      6,021,119       6,283,639
                                                                            -------------   -------------
  Accrued interest payable                                                        733,070         698,617
  Deferred revenue                                                              6,785,591       2,226,144
  Accrued loan extension fees                                                     268,205         268,205
                                                                            -------------   -------------
    Total current liabilities                                                  28,879,093      21,989,308
                                                                            -------------   -------------
 Corporate notes payable, excluding current installments:
  Mart Bonds (face amount of $160,000,000)                                    192,400,000     203,200,000
  Antecedent Debt Bonds                                                         7,303,273       7,303,273
                                                                            -------------   -------------
    Total corporate notes payable, excluding current installments             199,703,273     210,503,273
                                                                            -------------   -------------
 Mortgage loan payable                                                         99,920,428     102,951,830
 Security deposits                                                              2,614,720       2,427,838
 Accrued loan extension fees, excluding current installments                      268,205         536,410
                                                                            -------------   -------------
    Total liabilities                                                         331,385,719     338,408,659
                                                                            -------------   -------------
 Stockholders' equity (deficit):
  Common stock - $1 par value, 100,000,000 shares authorized and
    61,962,751 shares issued and outstanding                                   61,962,751      61,962,751
  Capital deficit                                                            (172,450,472)   (172,450,472)
  Retained earnings since formation                                             9,611,442       7,300,598
                                                                            -------------   -------------
    Total stockholders' deficit                                              (100,876,279)   (103,187,123)
                                                                            -------------   -------------
                                                                            $ 230,509,440     235,221,536
                                                                            =============   =============




         See accompanying notes to consolidated financial statements.

                          AMC, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE NINE MONTH PERIODS ENDED MAY 31, 1997 AND 1996 (NOTE 1)

                                 (UNAUDITED)


                                                          1997         1996
                                                      -----------   ----------
Revenues (note 2):
     Rental                                           $36,713,428   35,579,850
     Trade shows                                        9,500,667    9,626,198
     Other                                              2,957,618    2,682,317
                                                      -----------   ----------
        Total revenues                                 49,171,713   47,888,365
                                                      -----------   ----------
Operating expenses:
     Building operations                                5,972,336    6,238,782
     Trade shows                                        1,698,213    2,042,244
     Marketing                                          3,282,128    3,405,760
     General and administrative                        13,128,573   12,020,209
     Bad debt                                             162,237      591,367
     Property taxes                                     3,554,184    3,527,749
     Depreciation and amortization                     10,197,744    9,590,053
                                                      -----------   ----------
        Total operating expenses                       37,995,415   37,416,164
                                                      -----------   ----------
        Operating income                               11,176,298   10,472,201
                                                      -----------   ----------
Other (income) expenses:
     Interest expense                                   6,280,061    8,584,531
     Interest income                                     (340,251)    (413,586)
     Other                                              1,457,644     (564,569)
                                                      -----------   ----------
        Total other expenses, net                       7,397,454    7,606,376
                                                      -----------   ----------
        Income before income taxes                      3,778,844    2,865,825
Deferred income tax expense                             1,468,000    2,061,000
                                                      -----------   ----------
        Net income                                      2,310,844      804,825
                                                      ===========   ==========
Retained earnings at beginning of period                7,300,598
                                                      -----------
Retained earnings at end of period                    $ 9,611,442
                                                      ===========
Net income per share - primary (note 4)               $       .04
                                                      ===========
Net income per share - fully diluted (note 4)         $       .04
                                                      ===========




         See accompanying notes to consolidated financial statements.

                          AMC, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
            FOR THE QUARTERS ENDED MAY 31, 1997 AND 1996 (NOTE 1)

                                 (UNAUDITED)


                                                              1997         1996
                                                          -----------   ----------
Revenues (note 2):
     Rental                                               $12,649,496   11,869,955
     Trade shows                                            1,020,931    1,449,261
     Other                                                    775,138      695,362
                                                          -----------   ----------
        Total revenues                                     14,445,565   14,014,578
                                                          -----------   ----------
Operating expenses:
     Building operations                                    1,862,273    2,056,752
     Trade shows                                              293,018      520,831
     Marketing                                                614,000      955,816
     General and administrative                             4,781,441    3,990,650
     Bad debt                                                 (20,858)     (65,041)
     Property taxes                                         1,277,412    1,332,247
     Depreciation and amortization                          3,436,140    3,134,749
                                                          -----------   ----------
        Total operating expenses                           12,243,426   11,926,004
                                                          -----------   ----------
        Operating income                                    2,202,139    2,088,574
                                                          -----------   ----------
Other (income) expenses:
     Interest expense                                       2,056,733    2,120,279
     Interest income                                         (117,786)    (152,357)
     Other                                                    863,310     (744,773)
                                                          -----------   ----------
        Total other expenses, net                           2,802,257    1,223,149
                                                          -----------   ----------
        Income (loss) before income taxes                    (600,118)     865,425
Deferred income tax expense (benefit)                        (217,000)     448,000
                                                          -----------   ----------
        Net income (loss)                                    (383,118)     417,425
                                                          ===========   ==========
Retained earnings at beginning of period                    9,994,560    2,631,204
                                                          -----------   ----------
Retained earnings at end of period                        $ 9,611,442    3,048,629
                                                          ===========   ==========
Net income (loss) per share - primary (note 4)            $      (.01)         .01
                                                          ===========   ==========
Net income per share - fully diluted (note 4)             $       .00          .01
                                                          ===========   ==========



         See accompanying notes to consolidated financial statements.

                          AMC, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTH PERIODS ENDED MAY 31, 1997 AND 1996 (NOTE 1)

                                 (UNAUDITED)





                                                                           1997                        1996
                                                                       ------------                 ----------
Net income                                                             $  2,310,844                    804,825
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                           10,656,570                  9,649,444
 Deferred income tax expense                                              1,468,000                  2,061,000
 Decrease in net receivables                                              1,760,769                    589,922
 (Increase) decrease in prepaid expenses and other assets                   (59,987)                   713,144
 Increase in accrued interest payable                                        34,453                     27,076
 Decrease in accounts payable                                              (262,520)                (2,681,892)
 Increase in deferred revenue and security deposits                       4,746,330                  4,980,606
                                                                       ------------                 ----------
   Net cash provided by operating activities                             20,654,459                 16,144,125
                                                                       ------------                 ----------
Cash flows from investing activities:
 Principal repayments of notes receivable                                   469,538                    525,316
 Additions to commercial property                                        (7,674,328)                (7,238,962)
 (Increase) decrease in restricted cash                                     (62,487)                   325,206
                                                                       ------------                 ----------
      Net cash used in investing activities                              (7,267,277)                (6,388,440)
                                                                       ------------                 ----------
Cash flows from financing activities:
 (Increase) decrease in restricted escrow deposits                       (2,400,989)                   725,004
 Decrease in accrued loan extension fees                                   (268,205)                         -
 Net increase in revolving line of credit                                 1,271,108                          -
 Principal payments of AMM Escrow Bonds                                    (512,703)                  (540,863)
 Mart Bond payments                                                      (9,000,000)                (6,000,000)
Principal repayments of mortgage loan                                    (3,031,402)                (3,445,240)
                                                                       ------------                 ----------
     Net cash used in financing activities                              (13,942,191)                (9,261,099)
                                                                       ------------                 ----------
     (Decrease) increase in cash                                           (555,009)                   494,586
Cash at beginning of period                                               1,052,082                  1,557,327
                                                                       ------------                 ----------
Cash at end of period                                                  $    497,073                  2,051,913
                                                                       ============                 ==========
Noncash financing activities:
 Principal repayment on AMM Escrow Bonds through
 contribution from stockholder                                         $          -                     13,567
                                                                       ============                 ==========
Supplemental disclosure - cash paid during the period for
 interest                                                              $  6,146,233                  6,527,656
                                                                       ============                 ==========



         See accompanying notes to consolidated financial statements.

                          AMC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1997
                                 (UNAUDITED)

(1) BASIS OF PRESENTATION

Except as noted below, the accompanying financial statements reflect the consolidated accounts of AMC, Inc. and subsidiaries (the "Company"). The financial statements for the nine month period ended May 31, 1996 include the combined accounts of the Atlanta Market Center Companies (the predecessor companies of AMC, Inc.) from September 1, 1995 to the formation of AMC, Inc. on October 2, 1995. The financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position at May 31, 1997 and August 31, 1996, and the results of operations for the nine month and the three month periods ended May 31, 1997 and 1996; and the cash flows for the nine month periods ended May 31, 1997 and 1996 have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the period ended August 31, 1996, as filed with the Securities and Exchange Commission.

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

(4) INCOME PER SHARE

Weighted average shares outstanding for the nine months and the quarter ended May 31, 1997 were 61,962,751. Primary net income per share has been calculated assuming no common stock equivalents resulting from outstanding warrants since such warrants are exercisable only upon certain conditions and such conditions have not yet occurred. As a result of total warrants exceeding 20% of current outstanding shares, fully diluted net income per share has been calculated using the modified treasury stock method assuming 16,736,548 additional shares issuable and outstanding and assuming earnings increases of approximately $615,000 and $205,000 for the nine month period and the three month period ended May 31, 1997, respectively. Such assumed earnings increases have been determined using a tax-effected interest rate of 4.9%, applied to the proceeds that would have been received from the additional 16,736,548 shares assumed to be issued. For the period from October 2, 1995 (the date of the formation of AMC, Inc.) through May 31, 1996, primary and fully diluted income per share approximated $0.05.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company was formed in conjunction with a series of transactions in 1995 which involved the exchange of certain assets, debt and equity and the debt restructuring of Mr. John C. Portman, Jr. and a group of affiliated entities with their creditors. As a result of these transactions, the initial assets of the Company included the Atlanta Merchandise Mart (the "Merchandise Mart"), the Atlanta Apparel Mart (the "Apparel Mart"), the Atlanta Gift Mart (the "Gift Mart"); (the Merchandise Mart, the Apparel Mart and the Gift Mart hereinafter collectively, "AmericasMart"), and the assets of Atlanta Market Center Management Company, Inc., ("AMCMC") which operated AmericasMart and was merged into the Company.

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

RESULTS OF OPERATIONS

The Company's principal sources of revenues are rental revenues from the lease of showroom and exhibition space in AmericasMart and trade show revenues, which relate to specific shows staged for related industries. The Company leases showroom space over terms ranging from one to ten years (on average three years) with rent payable monthly over the term of the lease. In addition, the Company rents exhibition space for short terms thereby affording manufacturers an opportunity to exhibit merchandise during a specific trade show.

Nine Months Ended May 31, 1997 Compared to Nine Months Ended May 31, 1996

Rental revenues increased approximately $1,134,000 during the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. Rental revenues increased approximately $281,000 in the Gift Mart due to an increase in rental rates of approximately $735,000, partially offset by a decrease of $454,000 due to a decrease in occupancy. Rental revenues increased approximately $1,214,000 in the Merchandise Mart, reflecting an increase in rental rates of approximately $1,243,000, partially offset by a decrease of approximately $29,000 due to a decrease in occupancy. Rental revenues in the Apparel Mart decreased approximately $361,000, reflecting a decrease due to occupancy of approximately $830,000, partially offset by an approximate increase of $469,000 due to rental rates.

Trade show revenues decreased approximately $126,000 for the nine months ended May 31, 1997, compared to the nine months ended May 31, 1996. This decrease was due to a decrease in revenue from the April Apparel shows and a decrease in meeting room rental, partially offset by an increase in trade show booth revenue from the January gift show.

Other revenues increased approximately $275,000 for the nine months ended May 31, 1997, compared to the nine months ended May 31, 1996 due to an increase in management fees earned from independent trade shows and vendor commissions, partially offset by a decrease in parking revenue.

Building operations expenses decreased approximately $266,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996 due primarily to a decrease in security and utilities costs.

Trade show expenses decreased approximately $344,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996 due to a decrease in meeting room and trade show expenses resulting from the decrease in meeting room and trade show revenues.

Marketing expenses decreased approximately $124,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. This decrease was primarily the result of timing of expenditures.

General and administrative expenses increased approximately $1,108,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. This increase was due to an increase in insurance costs, a decrease in certain reimbursed costs received from independent trade shows and one-time expenditures of approximately $395,000 incurred for strategic planning, including associated legal fees.

Bad debt expense decreased approximately $429,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. This decrease was due to improved cash collections during 1997.

Property tax expense remained relatively stable for the nine months ended May 31, 1997, compared to the nine months ended May 31, 1996.

Depreciation and amortization expense increased approximately $608,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. This increase was due to certain building and tenant improvements being written-off during the period ended May 31, 1997. This write-off was primarily related to assets disposed of in order to open the Holiday and Floral Center in the Merchandise Mart.

The resulting operating income was approximately $11,176,000 for the nine months ended May 31, 1997 as compared to $10,472,000 for the nine months ended May 31, 1996. This increase in operating income was primarily due to the increase in rental revenues and a decrease in bad debt expense, which were partially offset by an increase in administrative and depreciation and amortization expenses.

Interest expense decreased approximately $2,304,000 during the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. This decrease in interest expense was primarily due to the fact that, subsequent to the formation of the Company, interest on the Company's Mart Bonds is charged against their carrying value and no interest expense is recognized on the Mart Bonds.

Other income and expenses net increased approximately $2,022,000 during the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. Other expense during the 1997 period included a reserve of approximately $407,000 for a note receivable and unpaid interest from AMC Tampa, Inc., an affiliate of the Company, a charge to earnings of approximately $320,000 for certain litigation described in Part II, Item 1 of this Report, and approximately $372,000 of expenses relating to Company - sponsored Olympic activities held during 1996. Other income in 1996 included a cash settlement of approximately $884,000 for an insurance claim relating to litigation under which Portman and certain affiliates were defendants, and approximately
$39,000 of other non-operating revenue.

Income tax expense decreased approximately $593,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. This decrease is due to the fact that prior to the formation of the Company, the predecessor companies were partnerships and S corporations, and any liability or benefit for income taxes was that of the partners and stockholders and not that of the Company.

Net income was approximately $2,311,000 for the nine months ended May 31, 1997 as compared to $805,000 for the nine months ended May 31, 1996. This increase in net income is due primarily to the fact that, subsequent to the formation of the Company, interest expense relating to the Mart Bonds is charged against principal and no interest expense is recognized on such debt.


Quarter Ended May 31, 1997 Compared to Quarter Ended May 31, 1996

Rental revenues increased approximately $780,000 during the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996. Rental revenues increased approximately $65,000 in the Gift Mart due to an increase in rental rates of approximately $279,000, partially offset by a decrease due to decreased occupancy of approximately $214,000. Rental revenues increased approximately $915,000 in the Merchandise Mart, reflecting an increase of approximately $447,000 due to occupancy, and an increase due to rental rates of approximately $468,000, resulting from the opening of the Holiday and Floral Center in January 1997. Rental revenues in the Apparel Mart decreased approximately $200,000, reflecting a decrease due to occupancy of approximately $294,000, partially offset by an increase of approximately $94,000 due to rental rates.

Trade show revenues decreased approximately $428,000 for the quarter ended May 31, 1997, compared to the quarter ended May 31, 1996. This decrease relates to a decrease in meeting room and revenues relating to the April Apparel shows.

Other revenues increased approximately $80,000 for the quarter ended May 31, 1997, compared to the quarter ended May 31, 1996 due to an increase in management fees earned from independent trade shows and vendor commissions, partially offset by a decrease in parking revenue.

Building operations expense decreased approximately $194,000 for the quarter ended May 31, 1997, compared to the quarter ended May 31, 1996. This decrease was primarily the result of a decrease in electrical and security expenses.

Trade show expenses decreased approximately $228,000 for the quarter ended May 31, 1997, compared to the quarter ended May 31, 1996. This decrease was the result of a decrease in meeting room and trade show expenses resulting from the decrease in meeting room and trade show revenues.

Marketing expenses decreased approximately $342,000 for the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996. This decrease was the result of timing of marketing expenditures.

General and administrative expenses increased approximately $791,000 for the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996 due to one-time expenses incurred for strategic planning and reduction of reimbursed expenses from independent trade shows.

Bad debt expense remained relatively stable for the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996.

Property tax expense remained relatively stable for the quarter ended May 31, 1997, compared to the quarter ended May 31, 1996.

Depreciation and amortization expense increased approximately $301,000 for the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996. This increase was due to certain building and tenant improvements being written-off during the quarter ended May 31, 1997.

The resulting operating income was approximately $2,202,000 for the quarter ended May 31, 1997 as compared to $2,089,000 for the quarter ended May 31, 1996. This increase in operating income was primarily due to an increase in rental revenues and a decrease in marketing expenses, partially offset by a decrease in trade show revenues, and an increase in administrative and depreciation and amortization expenses.

Interest expense decreased approximately $64,000 during the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996. The decrease in interest expense was primarily due to the repayment of $512,703 AMM Escrow Bonds during January 1997.

Other income and expenses net increased approximately $1,608,000 for the quarter ended May 31, 1997 compared to the quarter ended May 31, 1996. The increase relates to a reserve of approximately $407,000 for a note receivable and unpaid interest from AMC Tampa, Inc., an affiliate of the Company, a charge to earnings of approximately $320,000 for certain litigation described in Part II,
Item 1 of this Report, and a one-time cash settlement during 1996 resulting in income of approximately $884,000 for an insurance claim relating to litigation under which Portman and certain affiliates were defendants.

Income tax expense decreased approximately $665,000 for the quarter ended May 31, 1997, compared to the quarter ended May 31, 1996 due to a decrease in income before taxes during 1997.

The Company reported a net loss of approximately $383,000 for the quarter ended May 31, 1997 as compared to net income of approximately $417,000 for the quarter ended May 31, 1996. This decrease in net income was due primarily to the increase in other expenses in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash is internally generated funds from operations. The availability of cash flows generated by the Gift Mart are limited by the terms of its financing. Net income from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled approximately $3.0 million and $3.4 million for the nine months ended May 31, 1997 and May 31, 1996, respectively.

The Company has entered into a line of credit agreement (the "Revolver") with a bank for up to $10 million which may be used to fund operations and capital improvements and for acquisition and start-up costs for new trade shows in an amount not to exceed $2.5 million. At May 31, 1997, the Company had $8.7 million available under the Revolver.

Cash flows from operations were approximately $20.7 million during the nine months ended May 31, 1997, and $16.1 million during the nine months ended May 31, 1996. Cash flows from operations have been significantly higher than net income during the past two years, primarily due to the fact that net income is negatively impacted by depreciation expense, which is a non-cash charge to earnings. Under the terms of its indebtedness, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt limit the Company's ability to make required capital improvements.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to adequately improve and maintain the Company's properties. Total capital expenditures were approximately $7.7 million during the nine months ended May 31, 1997, and approximately $7.2 million during the nine months ended May 31, 1996. Capital expenditures relating to the Gift Mart were approximately $0.4 million during the nine months ended May 31, 1997, and $0.7 million during the nine months ended May 31, 1996. Capital expenditures of the Gift Mart are included in the Company total above. Management expects that additional capital expenditures, including tenant improvements, of approximately $2.3 million to $4.3 million will be needed to improve and maintain the buildings during the remainder of the year ending August 31, 1997. There can be no assurance, however, that changes in the competitive environment, governmental regulations or unforeseen losses or damage will not cause capital expenditures to exceed management's estimate.

Debt repayments totaled approximately $12.5 million during the nine months ended May 31, 1997, and $10.0 million during the nine months ended May 31, 1996. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

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

The remaining principal balance on the Gift Mart financing is due on July 31, 1998, with an option to extend the maturity date for one year, if specified performance levels are achieved. The Mart Bonds are due and payable on July 31, 2000. The Company will not generate sufficient cash to repay such indebtedness and intends to refinance both of these debt obligations at maturity by extending their maturity dates or securing other financing. There can be no assurance that the Company will be able to extend the maturity dates of any of its indebtedness or secure alternative financing to fund the repayment thereof.

INFLATION

The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to five years while the terms of most service contracts are one year or less.

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

On April 19, 1993, a former employee of AMCMC filed suit against AMCMC for breach of contract and related tort claims. On January 19, 1996, the trial court granted summary judgment in favor of AMC on all counts. On March 5, 1997, the Georgia Court of Appeals reversed the trial court, and directed that judgment be entered in favor of the former employee on the breach of contract count and remanded the case for trial on the tort claims. The amount awarded for the breach of contract claim was approximately $247,000 plus interest, which has been estimated at $73,000. AMC has filed a petition seeking review by the Georgia Supreme Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits
             11.  Computation of Earnings Per Common Share

             27.  Financial Data Schedule

        (b) The Company has not filed any reports on Form 8-K during the quarter ended May 31, 1997 or subsequent to that date but prior to the filing date of this Form 10-Q.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMC, INC
                      ----------------------------------------------
                                  (Registrant)


  July 15, 1997                 John M. Ryan                         , President
--------------------  -----------------------------------------------
        Date                      (Signature)

  July 15, 1997                 Henry G. Almquist, Jr. , Principal Financial and
--------------------  ---------------------------------  Accounting Officer
        Date                      (Signature)