Form 10-K405
period 1997-08-31
AMC INC
filed 1997-11-26
CIK 1002546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended   August 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from to

                        Commission file number 333-1742

                                   AMC, INC.
             (Exact name of registrant as specified in its charter)

GEORGIA                                               58-2201031
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification  No.)

240 PEACHTREE ST., N.W.  SUITE 2200, ATLANTA, GA.     30303
(Address of principal executive offices)              (Zip Code)


                                 (404) 220-2000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
             NONE                                     NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X]

Neither the Registrant's common stock nor its Fixed Rate Class A Secured Notes due July 31, 2000 have a trading market. As of November 14, 1997, 39,122,840 shares of the Registrant's voting stock was held by non-affiliates of the Registrant.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES     NO
                          ---    ---

As of November 14, 1997 the Registrant had 61,962,751 shares of common stock, par value $1 per share outstanding.

Documents incorporated by reference:  None.

                                   AMC, Inc.
                           Annual Report on Form 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

                               Table of Contents

                                     PART I

                                                                            Page
Item 1    - Business                                                          1

Item 2    - Properties                                                        4

Item 3    - Legal Proceedings                                                 6

Item 4    - Submission of Matters to a Vote of Security Holders               6

                                    PART II

Item 5    - Market for Registrant's Common Equity and Related
            Stockholder Matters                                               6

Item 6    - Selected Financial Data                                           7

Item 7    - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

Item 7A   - Quantitative and Qualitative Disclosures About Market Risk       14

Item 8    - Financial Statements and Supplementary Data                      15

Item 9    - Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              16

                                    PART III

Item 10  - Directors and Executive Officers of the Registrant                16

Item 11  - Executive Compensation                                            18

Item 12  - Security Ownership of Certain Beneficial Owners and Management    19

Item 13  - Certain Relationships and Related Transactions                    21

                                    PART IV

Item 14  - Exhibits, Financial Statement Schedules, and Reports on Form 8-K  24

                                     PART I

ITEM 1.  BUSINESS

GENERAL

AMC, Inc. (the "Company" or "AMC") was formed in 1995 in conjunction with a series of transactions which involved the exchange of certain assets, debt and equity and the debt restructuring of Mr. John C. Portman, Jr. ("Mr. Portman") and a group of affiliated entities (collectively, the "Portman Companies") (these transactions, collectively the "Formation Transactions"). As a result of these transactions, the initial assets of AMC included the Atlanta Merchandise Mart (the "Merchandise Mart"), the Atlanta Apparel Mart (the "Apparel Mart"), the Atlanta Gift Mart (the "Gift Mart"; the Merchandise Mart, the Apparel Mart and the Gift Mart hereinafter collectively, the "Marts"), and the assets of the Atlanta Market Center Management Company, Inc. ("AMCMC") which operated the Marts and was merged into AMC. The Company's primary business is the operation of the Marts and the management of trade shows in conjunction with the Marts, which historically have generated more than 90% of the Company's revenues from both rental and trade show revenues. Additionally, the Company manages trade shows on behalf of third parties at other locations.

For revenue and related financial data, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included herein. For the history of the Company and a discussion of the Formation Transactions see "--Formation Transactions."

TRADE SHOW AND MART INDUSTRY OVERVIEW

Trade marts allow wholesalers, principally manufacturers and their representatives (collectively, "Manufacturers"), to offer their goods to a broad range of retailers at a single location. Trade marts offer Manufacturers permanent showrooms for year round exhibition of their products. By committing to permanent space, in addition to having the availability of a year round sales facility, a Manufacturer has the ability to construct significant tenant improvements and is assured of a specific location and the ability to participate in the trade shows held at the trade mart during the lease term. Additional temporary showrooms are made available during periodic industry-specific trade shows. Buyers attend trade shows because they offer the opportunity to view and compare products of numerous Manufacturers in a time and cost efficient manner.

Trade shows are held at trade marts or at other exhibition facilities. A trade show is generally located in a city which offers convenient transportation and adequate infrastructure to support a large number of attendees. Trade shows are typically prominent in industries in which products are non-standardized, change frequently or require physical inspection before purchase. The success of a trade show depends both upon the breadth of merchandise offered and participation by a large number of buyers.

Trade shows are attended by buying groups of large retailers who prefer the efficiency of purchasing associated therewith over individual meetings with Manufacturers. Additionally, trade shows are attended by many retailers who cannot afford to visit numerous Manufacturers and whose purchasing power may not warrant visits from sales representatives of Manufacturers. For these reasons, management believes that trade shows represent an essential buying opportunity for smaller retail purchasers.

BUSINESS OF THE COMPANY

Each of the Marts focuses on a specific industry. The Apparel Mart, with approximately 1.0 million rentable square feet, is a wholesale buying facility for purchasers of fashion accessories, jewelry and women's, children's and men's apparel. The Gift Mart houses approximately 1.0 million square feet of giftware. The Merchandise Mart, which has approximately 1.7 million rentable square feet, houses holiday and floral products, rugs, home accents, fine linens and garden products.

The success of a particular trade mart or trade show depends upon its ability to attract Manufacturers of a broad range of merchandise which in turn attracts a substantial number of buyers. Similarly, a Manufacturer of merchandise seeks the opportunity to sell its products to the broadest number of buyers. Accordingly, the Company markets to both Manufacturers and buyers.

The Company seeks out Manufacturers primarily through industry lists and targeted mailings. In addition, the Company identifies Manufacturers at other trade marts and trade shows in its industries and markets to them as well. Similarly, the Company attempts to attract new and additional buyers for its trade shows and Marts by targeted mailings using industry lists. The Company also keeps records of all persons participating as buyers at its trade shows and Marts and advises them of upcoming trade shows through direct mailings. Further, the Company markets its Marts and trade shows through industry publications.

Wholesaling activities, on which the Company's revenues depend, are affected by the general level of economic activity in the United States. Economic factors which affect retailing such as interest rates, economic growth and consumer confidence, also have a direct impact on the Company's business. In addition, economic conditions in the housing industry have a direct impact on the demand for many of the products offered through the Company's Marts and the trade shows managed by the Company.

The Company provides many services which are important to attract both Manufacturers and buyers to its facilities. For example, the Company provides food services which are used by Manufacturers to entertain buyers. The Company also focuses on cross-merchandising opportunities by educating buyers about the variety of goods available from its various Marts. Additionally, the Company offers services such as seminars, fashion shows, parties, entertainment, hotel reservation services and negotiated airline discounts to attract buyers. Such services and promotions are described in marketing materials prepared by the Company and mailed directly to buyers. The Company believes its marketing efforts to attract buyers are important to Manufacturers who evaluate a trade mart based, among other things, upon the number of buyers who visit it.

The Company continually seeks to introduce new product lines in its Marts. In recent years, the Marts have focused on product lines which present cross-selling opportunities with existing product lines because a related line of products can be introduced more efficiently if a critical mass of related merchandise already exists. The Company's strategy has also been to expand existing product lines and, accordingly, the number of Manufacturers represented at its Marts. The Company's goal is to become a cross-category buying destination where buyers can satisfy their buying requirements in a short period of time rather than having to travel to a number of different trade shows. Aerial walkways between the Company's Marts facilitate cross-selling opportunities.

RECENT DEVELOPMENTS

The Company has created a holiday and floral center in the Merchandise Mart by securing leases from new tenants and relocating existing tenants from the Gift Mart. The creation of this center has provided additional cross-merchandising opportunities for the Company. The Company is currently expanding the holiday and floral center by rebuilding two additional floors in the Merchandise Mart which will be available for the January 1998 market. Additionally, the Company has created a fashion accessory center in the Apparel Mart and will cross-merchandise this center with the Gift Mart by the addition of a pedestrian bridge which will also be completed for the January 1998 market.

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

Existing competitors to the Apparel Mart include the New York garment district and regional marts located in Dallas, Chicago, San Francisco and Miami. Existing competitors to the Gift Mart include regional marts located in New York, Dallas, Chicago, San Francisco and Los Angeles, as well as trade shows owned or managed by a large competitor in New York, Boston, Washington, D.C., Chicago, and San Francisco. Existing competitors to the Merchandise Mart include the Surfaces show in the area rug industry; mill showrooms and a semi-annual trade show in New York in the home textile industry; and High Point, North Carolina and trade marts in Dallas and San Francisco in the home accents and furniture industries.

The Company believes the primary basis on which trade marts compete is the critical mass of merchandise, the cost of transportation to a trade mart and the availability and cost of local accommodations, transportation, food and other services. Because of its location in Atlanta with its favorable air transportation, infrastructure, accommodations and services, the convenience and efficiencies of the Marts, and the breadth of its product line in a concentrated area and emphasis on cross-merchandising, the Company believes it distinguishes itself from, and is well positioned to compete against, other marts and trade shows in each of its industries.

The Company also faces some indirect competition from Manufacturers who engage in direct retail sales. Developments in telecommunication could establish additional direct contact between Manufacturers and buyers.

FORMATION TRANSACTIONS

Prior to October 2, 1995, the assets and businesses owned by the Company were included in various partnerships and corporations controlled by Mr. Portman and the Portman Companies. Mr. Portman and the Portman Companies have been involved in designing, developing, operating and owning office buildings, hotels, trade marts and trade shows throughout the world for more than 40 years.

In 1991, as a result of declines in commercial real estate markets, Mr. Portman and the Portman Companies were unable generally to meet their debt obligations. Accordingly, Mr. Portman, the Portman Companies and substantially all of their creditors entered into the Override and Collateral Pool Agreement dated August 23, 1991 (as amended, the "OCPA"). Commencing in 1993, as a result of the inability to sell or refinance certain assets of the Portman Companies as contemplated by the OCPA, the parties to the OCPA began discussions to explore ways to terminate the OCPA and to restructure the debt governed thereby.

In November 1995, a final plan was implemented which involved exchanges of certain assets, debt and equity, as well as debt restructurings, with an effective date of October 2, 1995 (the "Formation Date"). In a series of transactions, the OCPA was terminated and Portman Holdings, L.P., a Georgia limited partnership ("Portman Holdings"), in which AMC has no ownership interest, and AMC were formed. Certain assets subject to the OCPA and certain interests in the Portman Companies were transferred to Portman Holdings, which is controlled by Mr. Portman. Except for its equity interest in AMC, after completion of the restructurings, all of the net assets held by Portman Holdings are assets and liabilities of entities other than the predecessor companies to AMC. Other assets subject to the OCPA, as more fully described below, were transferred to AMC.

On the Formation Date there were five classes of creditors (Classes A through E) under the OCPA holdings claims against Mr. Portman personally. In addition, each of the Apparel Mart, Merchandise Mart and the Gift Mart were encumbered by separate mortgage loans. As a part of the OCPA termination, certain of this debt was forgiven and the remainder was restructured, resulting in an extraordinary gain of approximately $68.0 million for two of the predecessor companies, The Atlanta Apparel Mart and the Atlanta Merchandise Mart, L.P. The debt was restructured as follows:

- Debt outstanding under the Class A Claims of $10,740,239 on the Formation Date was modified to become (1) the Fixed Rate Class A AMM Escrow Notes due July 31, 1997 in the principal amount of $1,656,007 (the "AMM Escrow Bonds") and (2) the Class A Elevated Antecedent Debt Notes due July 31, 2000 in the principal amount of $8,033,600 (the "Antecedent Debt Notes");
- Debt outstanding under the Class B, C and D Claims of $280,329,854 on the Formation Date, which represented personal obligations of Mr. Portman, were extinguished in exchange for the transfer by Mr. Portman of interests in certain assets securing such claims. Such interests were then contributed to AMC by the claimants for 29,203,000 common shares of AMC; the distribution was regarded as a distribution to Mr. Portman for accounting purposes;
- Debt outstanding under the Class E claims of $8,483,953 on the Formation Date was extinguished with no further consideration;
- Of the debt outstanding on the then existing Apparel Mart mortgage financing of approximately $162,000,000 on the Formation Date, $72,000,000 was forgiven and the balance was transferred to AMC and modified to become $80,000,000 in principal amount of Private Placement Notes issued directly to the members of the lending syndicate. In addition, the members of the lending syndicate received 10,790,000 shares of common stock of AMC and warrants to purchase an additional approximately 8,409,000 common shares of AMC;
- Of the debt outstanding on the then existing Merchandise Mart mortgage financing of approximately $153,000,000 on the Formation Date, $60,000,000 was forgiven and the balance was transferred to AMC and modified to become $80,000,000 in principal amount of Private Placement Notes issued directly to the members of the lending syndicate. In addition, the members of the lending syndicate received 11,300,000 shares of common stock of AMC and warrants to purchase an additional approximately 8,807,000 common shares of AMC (all Private Placement Notes referred to collectively as the "Mart Bonds");
- Debt outstanding on the then existing Gift Mart mortgage financing of approximately $107,282,009 on the Formation Date was modified to extend the term, to increase the interest rate and to reflect numerous other changes from the original financing (such debt, the "Gift Mart Mortgage Loan").

The foregoing transactions are referred to collectively as the "Formation." In the Formation, assets of approximately $214.9 million and liabilities of approximately $345.4 million, representing all of the assets and liabilities of the Marts and AMCMC (the "Atlanta Market Center Companies" or the "Predecessor Companies"), and the AMM Escrow Bonds and the Antecedent Debt Notes were transferred to AMC. In addition, AMC received a $3,756,306 Purchase Money Note of AMC Orlando, Inc., a Florida Corporation ("AMC Orlando") and a $446,220 Purchase Money Note of AMC Tampa, Inc., a Florida corporation ("AMC Tampa"). Further, AMC received all of the common stock of LFGP, Inc., a Georgia corporation ("LFGP") (which holds a 49.9981% general partnership interest in Portman Lightfair Associates L.P. ("Portman Lightfair")), and E.C. Holdings, Inc., a Georgia corporation ("EC Holdings") (which indirectly holds an interest in two mixed use complexes located in San Francisco, California). The investments in LFGP and EC Holdings have insignificant or no carrying values. Finally, AMC received a small parcel of unimproved property in Atlanta, Georgia (the "Unimproved Land") with a carrying value of approximately $.4 million.


EMPLOYEES

The Company had approximately 220 full-time employees on August 31, 1997. In addition, the Company hires temporary employees as needed to support its operations during peak trade shows. No material segment of the Company's employees are represented by a union or similar organization. The Company believes its relationships with its employees are satisfactory.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 240 Peachtree Street, N.W., Suite 2200, Atlanta, Georgia 30303, and its telephone number is (404) 220-2000. The executive offices are located in the Merchandise Mart.

The Company owns or ground leases the parcels of land on which its three Marts are located. The Marts, which are wholly-owned by the Company, are adjacent to one another and are connected by aerial walkways.

Apparel Mart

The Apparel Mart, which was opened in 1979 and expanded in 1989, is a 15-story building located on an approximately 3.6 acre site. The property is comprised of eleven separate tracts of land, approximately 65% of which is ground leased to the Company. The facility has approximately 1.0 million rentable square feet currently devoted to permanent space, and approximately 156,000 rentable square feet currently devoted to temporary exhibit space. Additionally, the building has a 15-story atrium, a penthouse theater that seats approximately 1,000, a restaurant and on-site parking, all of which the Company owns. As of August 31, 1997, approximately 50% of the showroom space was leased. Additional rental of exhibit space occurs during the Company's trade shows. The Apparel Mart is subject to a deed to secure debt which secures the obligations of the Company under a revolving line of credit (the "Revolver"), and a deed to secure debt which secures the Mart Bonds.

Merchandise Mart

The Merchandise Mart, a 23 story building which was opened in 1961 and expanded in 1967 and 1986, is located on an approximately 2.3 acre site. The property is comprised of eight parcels, seven of which represent 0.6 acre and are ground leased by the Company. The remaining 1.7 acre parcel is owned by the Company. The 23-story building has approximately 1.2 million rentable square feet currently devoted to permanent space and approximately 492,000 rentable square feet currently devoted to temporary exhibit space. As of August 31, 1997, the permanent space in the Merchandise Mart was approximately 69% leased. Additional rental of exhibit space occurs during the Company's trade shows. The Merchandise Mart is subject to a deed to secure debt which secures the obligations of the Company under the Revolver and a deed to secure debt which secures the Mart Bonds.

Gift Mart

The Gift Mart, which was opened in January 1992, is an 18-story building located on an approximately 1.8 acre site. The Company owns this property, which is subject to a deed to secure debt which secures the Gift Mart Mortgage Loan. The building contains approximately 1.0 million rentable square feet, which is all permanent space, and a five-level parking garage. As of August 31, 1997, approximately 94% of such space was leased.

Periodically, the Company redesignates space as rentable, non-rentable, permanent or temporary.

Other Properties

The Company indirectly owns small minority interests in two mixed use complexes in San Francisco's financial district through EC Holdings. The Embarcadero Center ("EC"), in which the Company owns an approximately 3.4% interest, is comprised of four office buildings, a retail mall and a hotel. The adjacent Embarcadero Center West ("ECW"), in which the Company owns an approximately 6.7% interest, is comprised of two office buildings and a hotel. Pursuant to the limited partnership agreements for EC and ECW, the general partners of such partnerships can make capital calls from time to time. Management currently intends to sell its interests in both these partnerships. Any net proceeds from such sales must be used to amortize the Antecedent Debt Notes.

The Company also owns the Unimproved Land, an approximately 0.3 acre tract of land in downtown Atlanta. The land currently is used for surface parking, which generates sufficient net income to cover its operating costs. The Company is actively marketing the land for sale; however, if the property were sold, any net proceeds must be used to amortize the Antecedent Debt Notes. The stock representing the Company's interests in EC Holdings and the Unimproved Land has been pledged as security for the Antecedent Debt Notes. Under the terms of the Antecedent Debt Notes, since the Company did not liquidate its interest in EC Holdings or the Unimproved Land by October 2, 1997, the Antecedent Debt Note holders are entitled to direct the trustee for the bonds to foreclose upon the Company's interest in EC Holdings and the Unimproved Land.

Leases

The leases for tracts of land that are a part of the Apparel Mart site have terms expiring from February 2066 to August 2071. The leases for tracts of land that are a part of the Merchandise Mart site have terms expiring in June 2061. Under the terms of these leases, the Company may assign, sublet or encumber its leasehold interests in such properties. The only event of default is the failure of the Company to pay when due rent, taxes, assessments or other charges required to be paid to the lessor or to pay premiums for insurance policies required to be maintained by the Company pursuant to the terms of each lease. If the Company fails to cure such default within 90 days of receiving a notice of default, the lessor may take possession of the property.

Management believes that its properties are currently adequate and suitable to conduct its business and will remain so in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

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

The Company is subject to certain other claims in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's issued and outstanding common stock is not actively traded and there is not an established public trading market for such shares. As of August 31, 1997, there were approximately 23 shareholders of the Company's common stock. There were no dividends declared on the Company's common stock during the year ended August 31, 1997. The Company's debt agreements restrict dividend payments and it has no intention of paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, for the periods and dates indicated, summary historical consolidated financial data derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. (Due to the Formation Transactions, interest expense subsequent to October 2, 1995 is not comparable to interest expense prior to October 2, 1995).






                                              AMC, INC.                             PREDECESSOR COMPANIES
                                     -----------------------------  ------------------------------------------------------
                                                     PERIOD FROM    PERIOD FROM
                                                     OCTOBER 2,      JANUARY 1,
                                                        1995            1995
                                      YEAR ENDED       THROUGH        THROUGH              YEAR ENDED DECEMBER 31,
                                      AUGUST 31,     AUGUST 31,      OCTOBER 1,     --------------------------------------
                                         1997           1996            1995           1994           1993         1992
                                     -------------  --------------  -------------   ------------   -----------  -----------
                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Revenues                                $ 70,745     $  62,767       $  53,300      $  63,189     $  63,177     $  61,930
Operating expenses, exclusive of
    depreciation and amortization         41,418        37,165          27,721         36,681        35,205        34,777
 Depreciation and amortization            13,534        11,515           9,559         13,511        14,472        12,811
    Operating Income                      15,793        14,087          16,020         12,997        13,500        14,342
Interest Expense                           8,375         7,780          25,560         25,946        24,018        28,840
Other expenses (income)                    1,096        (4,396)           (346)           373          (310)         (415)
Income tax expense                         2,443         3,402               -              -             -             -
Income before
    extraordinary item                  $  3,879     $   7,301       $  (9,194)     $ (13,322)    $ (10,208)    $ (14,083)
Income before extraordinary item
    per share - primary                 $    .06     $     .12       $         (a)  $         (a) $         (a) $         (a)
Income before extraordinary item
    per share - fully diluted           $    .06     $     .10       $         (a)  $         (a) $         (a) $         (a)



BALANCE SHEET DATA:
Total assets                            $229,521     $ 235,222       $ 214,133      $ 213,675     $ 219,903     $ 236,739
Long-term debt and revolving
line of credit                          $312,145     $ 325,968       $ 354,505      $ 407,532     $ 410,541     $ 414,094
Long-term advances from
    affiliate                           $      -     $       -       $       -      $  12,048     $  12,048     $  12,048
Deficit                                 $(99,308)    $(103,187)      $(152,165)     $(231,015)    $(220,210)    $(207,966)


OTHER:
 Distributions to
    stockholders/partners               $      -     $       -       $     103      $   1,077     $   1,694     $   2,526


(a)  Not applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

AMC was formed effective October 2, 1995 with a fiscal year end of August 31. For purposes of discussion of the results of operations of AMC, Inc. and subsidiaries for the year ending August 31, 1997 compared to the prior period, audited results for AMC, Inc. and subsidiaries for the period from October 2, 1995 to August 31, 1996, have been combined with the unaudited results for the Atlanta Market Center Companies (predecessor companies) for the period from September 1, 1995 to October 1, 1995 ("Combined 1996") and have been set forth in the table below. For purposes of discussion of the results of operations of AMC, Inc. and subsidiaries for the period from October 2, 1995 through August 31, 1996 ("Fiscal 1996") compared to the prior period, comparative unaudited amounts for the Atlanta Market Center Companies for the comparable period from October 1, 1994 through August 31, 1995 ("Comparable 1995 Period"), have been set forth below. The fiscal year for the Atlanta Market Center Companies ended on December 31. The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes of the Company which provide additional information on financial activities and conditions. References herein to the Company mean AMC, Inc. after October 2, 1995 and the Atlanta Market Center Companies prior thereto.

Effective October 2, 1995, Mr. Portman and The Portman Companies entered into a series of agreements with their lenders to restructure their existing indebtedness (the "Formation Transactions"). Under the terms of these agreements, the net assets of the Atlanta Market Center Companies were contributed to AMC, Inc., which had been formed principally for such purpose. In exchange for the existing debt reduced by certain amounts forgiven by the lenders, the creditors of Mr. Portman and certain affiliates, including the creditors of the Company, received approximately 82.5% of the equity interest in the Company, the Mart Bonds, the AMM Escrow Bonds, and the Antecedent Debt Notes.

This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS 15). As a result of this troubled debt restructuring in which the existing debt exceeded the fair value of the equity interests issued and the total future principal and interest payments called for under the Mart Bonds, the Mart Bonds have initially been recorded at an amount equal to the total future cash payments, including interest, specified by their terms in accordance with SFAS 15. All future cash payments will be accounted for as a reduction of the carrying amount of the Mart Bonds, and no interest expense will be recognized on the Mart Bonds. As a result, interest expense subsequent to October 2, 1995 is not comparable to interest expense prior to October 2, 1995.

RESULTS OF OPERATIONS

General

The Company's principal sources of revenues are rental revenues from the lease of showroom and exhibition space in the Marts and trade show revenues which relate to specific shows staged for related industries. The Company leases showroom space over terms ranging from one to ten years with rent payable monthly over the term of the lease. In addition, the Company rents exhibition space during markets thereby affording non-tenant Manufacturers an opportunity to exhibit merchandise during a specific trade show.

The number of trade shows or markets in a particular industry is keyed to the major sales seasons for such industry. A majority of the trade shows occur from January through September of each calendar year. Accordingly, the Company experiences periodic fluctuations in its trade show revenues, with the lowest revenues occurring in the period from October through December of each calendar year. Other revenues of the Company, such as parking and advertising sales, fluctuate periodically with trade show revenues as these revenues are significantly impacted by the timing and number of trade shows.

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

Year ended August 31, 1997 compared to Combined 1996.

                           AMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE YEARS ENDED AUGUST 31, 1997 AND FOR THE PERIOD FROM
                       OCTOBER 2, 1995 TO AUGUST 31, 1996

                 ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                         COMBINED STATEMENT OF EARNINGS
            FOR THE PERIOD FROM SEPTEMBER 1, 1995 TO OCTOBER 1, 1995
                             (AMOUNTS IN THOUSANDS)


                                                                   Period from      Period from
                                                                    October 2,      September 1,
                                                  Year Ended         1995 to          1995 to        Year Ended
                                                   August           August 31,       October 1,      August 31,
                                                    1997              1996              1995            1996
                                                  ----------       -----------      -------------    -----------
Revenues:                                                                            (unaudited)     (unaudited)
    Rental                                         $ 49,538           43,916            3,883           47,799
    Trade Shows                                      16,818           14,844              866           15,710
    Other                                             4,389            4,007              229            4,236
                                                   --------         --------         --------         --------
Total Revenues                                       70,745           62,767            4,978           67,745

Operating Expenses:
    Building Operations                               9,318            9,256              126            9,382
    Trade Shows                                       2,953            2,703             (222)           2,481
    Marketing                                         5,511            4,210            1,130            5,340
    General and Administrative                       18,511           15,922            1,927           17,849
    Bad Debt                                            642              933               (1)             932
    Property Taxes                                    4,483            4,141              353            4,494
    Depreciation and amortization                    13,534           11,515              731           12,246
                                                   --------         --------         --------         --------
Total Operating Expenses                             54,952           48,680            4,044           52,724
                                                   --------         --------         --------         --------

    Operating Income                                 15,793           14,087              934           15,021

Other Income (Expenses):
    Interest Expense                                 (8,375)          (7,780)          (2,944)         (10,724)
    Interest Income                                     443              546               37              583
    Proceeds from insurance claim                        --              884               --              884
    Olympic related income, net                        (371)           3,317               --            3,317
    Other                                            (1,168)            (351)            (268)            (619)
                                                   --------         --------         --------         --------
Income Before Income Taxes                            6,322           10,703           (2,241)           8,462

    Income Tax Expense                                2,443            3,402               (1)           3,401

                                                   ========         ========         ========         ========
Net Income (Loss)                                  $  3,879            7,301           (2,240)           5,061
                                                   ========         ========         ========         ========

Rental revenues increased approximately $1,739,000 during the year ended August 31, 1997 compared to Combined 1996. Rental revenues in the Gift Mart increased approximately $490,000 due to an increase in rental rates, partially offset by a decrease in occupancy. Rental revenues increased approximately $2,531,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. Rental revenues in the Apparel Mart decreased approximately $1,283,000, reflecting a decrease due to occupancy, offset by an increase due to rental rates and increased exhibition space in the Apparel Mart. Trade show revenues increased approximately $1,108,000 during the year ended August 31, 1997 compared to Combined 1996 due to improved results for the January and July Gift Shows and increased exhibition space in the Apparel Mart.

Trade show expenses increased approximately $472,000 during the year ended August 31, 1997 compared to Combined 1996 due to increases in costs associated with the gift and apparel shows. Marketing expenses increased approximately $171,000 during the year ended August 31, 1997 compared to Combined 1996 due to an increase in publishing expense as the Company expanded its trade show related publishing operations. General and administrative expenses increased approximately $662,000 during the year ended August 31, 1997 compared to Combined 1996 primarily due to an increase in personnel and employee benefits costs and certain other fees. Bad debt expense decreased approximately $290,000 during the year ended August 31, 1997 compared to Combined 1996 due to improved collection efforts during 1997.

Depreciation and amortization expense increased approximately $1,288,000 during the year ended August 31, 1997 compared to Combined 1996 primarily due to the write-off of certain building and tenant improvements disposed of when two floors of the Merchandise Mart were rebuilt for the expansion of the Holiday and Floral Center, as well as other capital improvements made during 1997.

The increase in operating income of $772,000 during the year ended August 31, 1997 over Combined 1996 results primarily from improved occupancy and rental rates in the Marts.

Interest expense decreased approximately $2,349,000 during the year ended August 31, 1997 as compared to Combined 1996. This decrease in interest expense was due to the reduction of the Gift Mart Mortgage Loan balance as well as the fact that, subsequent to the formation of AMC on October 2, 1995, interest on certain of the Company's debt obligations is charged against the carrying value of the obligations and no interest expense is recognized.

The Company received $884,000 during Combined 1996 from the cash settlement of an insurance claim relating to litigation. Olympic related income represents revenues, net of direct costs, of business undertaken by the Company specifically related to the 1996 Centennial Olympic Games. Both the insurance claim and the Olympic related income are non-recurring in nature.

Other expenses during the year ended August 31, 1997 increased as a result of a reserve of approximately $407,000 for an affiliate note receivable and accrued litigation costs of $320,000 (see Part 3 -- Legal Proceedings).

The decrease in income tax expense to approximately $2,443,000 for the year ended August 31, 1997 as compared to $3,401,000 for Combined 1996 resulted from a decrease in income before income taxes.

Net income was approximately $3,879,000 for the year ended August 31, 1997 compared to $5,061,000 for Combined 1996. The decrease in net income is primarily due to the recognition of non-recurring Olympic related income in Combined 1996, along with non-recurring Olympic related expenses in 1997.

Fiscal 1996 compared to the Comparable 1995 Period

                           AMC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
             FOR THE PERIOD FROM OCTOBER 2, 1995 TO AUGUST 31, 1996

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                         COMBINED STATEMENT OF EARNINGS
             FOR THE PERIOD FROM OCTOBER 1, 1994 TO AUGUST 31, 1995
                             (AMOUNTS IN THOUSANDS)


                                     Period from    Period from
                                      October 2,     October 1,
                                        1995 to       1994 to
                                      August 31,     August 31,
                                         1996           1995
                                     -----------    -----------
                                                    (unaudited)
Revenues:
    Rental                             $ 43,916       $ 42,208
    Trade Shows                          14,844         14,869
    Other                                 4,007          4,005
                                       --------       --------
Total Revenues                           62,767         61,082

Operating Expenses:
    Building Operations                   9,256          8,874
    Trade Shows                           2,703          2,333
    Marketing                             4,210          4,176
    General and Administrative           15,922         14,842
    Bad Debt                                933            875
    Property Taxes                        4,141          4,236
    Depreciation and amortization        11,515         12,774
                                       --------       --------
Total Operating Expenses                 48,680         48,110
                                       --------       --------

    Operating Income                     14,087         12,972

Other Income (Expenses):
    Interest Expense                     (7,780)       (30,241)
    Interest Income                         546            416
    Proceeds from insurance claim           884            147
    Olympic related income, net           3,317             --
    Other                                  (351)          (180)
                                       --------       --------
Income Before Income Taxes               10,703        (16,886)

    Income Tax Expense                    3,402             --

                                       ========       ========
Net Income (Loss)                      $  7,301        (16,886)
                                       ========       ========

Rental revenues increased approximately $1,708,000 during Fiscal 1996 compared to the Comparable 1995 Period. Rental revenues in the Gift Mart increased approximately $1,590,000 mainly due to an increase in rental rates. Rental revenues decreased approximately $490,000 in the Merchandise Mart, reflecting a decrease in occupancy offset by an increase in rental rates. Rental revenues in the Apparel Mart increased approximately $607,000 reflecting an increase in rental rates and in occupancy. Trade show and other revenues remained stable.

Building operations expense increased approximately $382,000 during Fiscal 1996 compared to the Comparable 1995 Period due primarily to increases in cleaning, insurance, and repairs and maintenance costs, offset by a decrease in utilities expense. Trade show expenses increased approximately $370,000 during Fiscal 1996 compared to the Comparable 1995 Period due to increases in costs associated with the gift and apparel shows. General and administrative expenses increased approximately $1,080,000 during Fiscal 1996 compared to the Comparable 1995 Period due to an increase in personnel and employee benefits costs. Property tax expense decreased approximately $95,000 during Fiscal 1996 compared to the Comparable 1995 Period primarily due to a lower assessed value of the Merchandise Mart.

Depreciation and amortization expense decreased approximately $1,259,000 during Fiscal 1996 compared to the Comparable 1995 Period due to certain improvements becoming fully depreciated during 1995.

The increase in operating income of $1,115,000 was the result of increased permanent space revenue.

Interest expense decreased approximately $22,461,000 during Fiscal 1996 compared to the Comparable 1995 Period. This decrease in interest expense was due to the fact that, subsequent to the formation of AMC on October 2, 1995, interest on certain of the Company's debt obligations is charged against the carrying value of the obligations and no interest expense is recognized.

The Company received $884,000 during Fiscal 1996 and the predecessor companies received $147,000 during the Comparable 1995 Period from the cash settlement of an insurance claim relating to litigation. Olympic related income represents revenues, net of direct costs, of business undertaken by the Company specifically related to the 1996 Centennial Olympic Games. Both the insurance claim and the Olympic related income are non-recurring in nature.

Income tax expense was $3,402,000 for Fiscal 1996. No income tax expense was recognized during the Comparable 1995 Period due to the fact that prior to the formation of the Company, the predecessor companies were partnerships or S corporations, and any liability for income taxes was that of the partners and stockholders and not that of the Company.

Net income was approximately $7,301,000 for Fiscal 1996, as compared to a net loss of approximately $16,886,000 for the Comparable 1995 Period. The increase in net income is primarily due to the fact that, subsequent to the formation of AMC on October 2, 1995, interest on certain of the Company's debt obligations is charged against the carrying value of the obligations and no interest expense is recognized.

Liquidity and Capital Resources

The Company's primary sources of cash are operating cash flows and borrowings under the Revolver. The availability of operating cash flows generated by the Gift Mart is limited by the terms of the Gift Mart Mortgage Loan. Cash flows from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled approximately $4.4 million for the year ended August 31, 1997, $4.3 million for the period from October 2, 1995 through August 31, 1996, and $3.2 million for the period from January 1, 1995 through October 1, 1995.

Borrowings on the Revolver of up to $10 million may be used solely to fund operations and capital improvements and for acquisition and start-up costs for new trade shows in an amount not to exceed $2.5 million. At August 31, 1997 the Company had approximately $6.9 million available under the Revolver.

Cash flows from operations of the Company, excluding the cash flow from the operations of the Gift Mart, were approximately $20.6 million during the year ended August 31, 1997, $10.5 million during the period from October 2, 1995 through August 31, 1996, and $9.2 million for the period from January 1, 1995 through October 1, 1995. Under the terms of the Mart Bonds, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements.

Significant capital expenditures were incurred over the past several years and ongoing capital expenditures will be necessary to adequately maintain the Company's properties. Total capital expenditures were approximately $11.9 million for the year ended August 31, 1997, $8.7 million for the period from October 2, 1995 through August 31, 1996, and $6.2 million for the period from January 1, 1995 through October 1, 1995. Capital expenditures, including tenant improvements, of approximately $10.0 million are budgeted for fiscal year 1998. There can be no assurance, however, that changes in the competitive environment, governmental regulations, or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

Long-term debt repayments totaled approximately $16.9 million for the year ended August 31, 1997, $14.5 million for the period from October 2, 1995 through August 31, 1996, and $3.2 million for the period from January 1, 1995 through October 1, 1995. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

Management expects that cash flows from operations and borrowings under the Revolver will be sufficient to fund operations, debt service prior to maturity and planned capital expenditures provided that the Company can maintain its operating revenues and expenses at current levels and that no unforeseen capital improvements are required. There can be no assurance the Company can maintain current revenue levels which are affected by changing economic conditions in the specific industries represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that operating cash flows and borrowings under the Revolver are insufficient, the Company would be required to seek additional financing; however, the Company's ability to do so is limited under the terms of the Revolver.

The remaining principal balance on the Gift Mart Mortgage Loan is due on July 31, 1998, with an option to extend the maturity date for one year, if specified performance levels are achieved. The Company's Mart Bonds and Antecedent Debt Notes are due and payable on July 31, 2000. The Company will not generate sufficient operating cash flow to repay such indebtedness and will be required to extend the maturity dates of its indebtedness, secure alternative financing or raise additional capital, or any combination thereof, to repay these obligations. There can be no assurance that the Company will be able to extend the maturity dates of any of its indebtedness, secure alternative financing or raise additional capital.

The stock representing the Company's interests in EC Holdings and the Unimproved Land has been pledged as security for the Antecedent Debt Notes. Under the terms of the Antecedent Debt Notes, since the Company did not liquidate its interest in EC Holdings or the Unimproved Land by October 2, 1997, the Antecedent Debt Note holders are entitled to direct the trustee for the bonds to foreclose upon the Company's interest in EC Holdings and the Unimproved Land.

Inflation

The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to five years while the term of most service contracts is one year or less.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements follow immediately and are listed in Item 14 of Part IV of the report.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
AMC, Inc.:


We have audited the accompanying consolidated balance sheets of AMC, Inc. and subsidiaries (Company) as of August 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' deficit, and cash flows for the year ended August 31, 1997 and the period from October 2, 1995 through August 31, 1996, and the combined statements of earnings, deficit, and cash flows of the Atlanta Market Center Companies (Predecessor) for the period from January 1, 1995 through October 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements of the Company present fairly, in all material respects, the financial position of AMC, Inc. and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended August 31, 1997 and the period from October 2, 1995 through August 31, 1996, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned combined financial statements of the Predecessor present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 1995 through October 1, 1995, in conformity with generally accepted accounting principles.



                                    /s/ KPMG PEAT MARWICK LLP

Atlanta, Georgia
October 17, 1997

                           AMC, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            August 31, 1997 and 1996

                      Assets                                           1997             1996
                      ------                                           ----             ----
Current assets:
    Cash                                                          $    520,854        1,052,082
    Restricted cash (note 7)                                         2,598,375        2,623,528
    Restricted escrow deposits (note 7)                              4,510,529          739,779
    Current maturities of notes receivable, net of allowance
      for doubtful note receivable of $390,422 in 1997
      (note 6)                                                         939,076        1,050,632

    Receivables:
      Tenants                                                        3,087,250        5,931,489
      Affiliate (note 3)                                               421,602          369,753
      Other                                                             26,225           42,721
                                                                  ------------      -----------
                                                                     3,535,077        6,343,963
      Less allowance for doubtful receivables                        1,628,859        2,205,797
                                                                  ------------      -----------
           Net receivables                                           1,906,218        4,138,166
                                                                  ------------      -----------

    Prepaid property taxes                                              88,745          313,613
    Deferred income taxes (note 10)                                  2,425,495        1,819,528
    Other assets                                                       378,333          894,612
                                                                  ------------      -----------
           Total current assets                                     13,367,625       12,631,940
                                                                  ------------      -----------

Commercial property, at cost (notes 5, 7, and 8)                   333,615,976      321,708,239
    Less accumulated depreciation                                  136,636,802      123,305,557
                                                                  ------------      -----------
           Net commercial property                                 196,979,174      198,402,682
                                                                  ------------      -----------

Notes receivable, less current maturities (note 6)                     939,080        2,157,042
Investment in affiliates (notes 4 and 7)                                83,336           50,663
Deferred income taxes (note 10)                                     17,319,644       20,368,611
Other assets                                                           831,823        1,610,598
                                                                  ------------      -----------
                                                                  $229,520,682      235,221,536
                                                                  ============      ===========

See accompanying notes to consolidated and combined financial statements.

             Liabilities and Stockholders' Deficit                   1997                1996
             -------------------------------------                   ----                ----
Current liabilities:
    Current portion of long-term debt (note 7)                  $  14,400,000         12,512,703

    Accounts payable:
      Trade and other                                              10,686,335          6,253,639
      Affiliates (note 3)                                              30,000             30,000
                                                                -------------       ------------
           Total accounts payable                                  10,716,335          6,283,639
                                                                -------------       ------------

    Accrued interest payable                                          728,124            698,617
    Deferred revenue                                                1,901,022          2,226,144
    Accrued loan extension fees (note 7)                              268,205            268,205
                                                                -------------       ------------
           Total current liabilities                               28,013,686         21,989,308

Long-term debt, less current portion (note 7)                     294,665,115        313,455,103
Revolving line of credit (note 8)                                   3,079,804                 --
Security deposits                                                   2,802,372          2,427,838
Accrued loan extension fees, excluding current
    installments (note 7)                                             268,205            536,410
                                                                -------------       ------------
           Total liabilities                                      328,829,182        338,408,659
                                                                -------------       ------------

Stockholders' deficit (note 11):
    Company common stock - $1 par value; 100,000,000
      shares authorized;  61,962,751 shares issued and
      outstanding                                                  61,962,751         61,962,751
    Capital deficit                                              (172,450,472)      (172,450,472)
    Retained earnings                                              11,179,221          7,300,598
                                                                -------------       ------------
           Total stockholders' deficit                            (99,308,500)      (103,187,123)

Commitments and contingencies (notes 3, 8, 11, 13, and 14)

                                                                -------------       ------------
                                                                $ 229,520,682        235,221,536
                                                                =============       ============

                           AMC, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                 For the Year ended August 31, 1997 and for the
               Period from October 2, 1995 through August 31, 1996

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                       Combined Statement of Earnings
           For the Period from January 1, 1995 through October 1, 1995


                                                                              October 2, 1995    January 1, 1995
                                                              Year ended         through             through
                                                            August 31, 1997   August 31, 1996    October 1, 1995
                                                            ---------------   ---------------    ---------------
Revenues:
    Rental (note 12)                                         $ 49,537,795        43,915,842        34,943,066
    Trade shows                                                16,818,191        14,844,458        14,921,358
    Other revenues                                              4,389,243         4,006,791         3,435,821
                                                             ------------       -----------        ----------
           Total revenues                                      70,745,229        62,767,091        53,300,245
                                                             ------------       -----------        ----------

Operating expenses:
    Building operations (note 13)                               9,317,618         9,256,018         7,384,004
    Trade shows                                                 2,953,339         2,703,534         2,218,820
    Marketing                                                   5,510,784         4,209,982         3,332,447
    General and administrative                                 18,511,174        15,922,176        11,471,439
    Bad debt expense                                              641,772           932,909           667,830
    Property taxes                                              4,483,506         4,140,775         2,646,181
    Depreciation and amortization                              13,533,656        11,514,878         9,559,359
                                                             ------------       -----------        ----------
           Total operating expenses                            54,951,849        48,680,272        37,280,080
                                                             ------------       -----------        ----------

           Operating income                                    15,793,380        14,086,819        16,020,165
                                                             ------------       -----------        ----------

Other (income) expenses:
    Interest expense - affiliated indebtedness (note 3)                --                --         1,433,437
    Interest expense - other indebtedness
      (notes 7 and 8)                                           8,374,876         7,780,170        24,126,266
    Interest income (note 6)                                     (442,717)         (545,747)         (350,049)
    Earnings from investment in affiliates (note 4)              (100,464)          (88,738)          (89,985)
    Proceeds from insurance claim (note 16)                            --          (883,881)         (147,216)
    Expenses (income), net resulting from
      one-time event (note 17)                                    371,447        (3,316,512)               --
    Other (notes 6 and 14)                                      1,268,615           439,329           241,511
                                                             ------------       -----------        ----------
           Total other expenses, net                            9,471,757         3,384,621        25,213,964
                                                             ------------       -----------        ----------

           Income (loss) before income taxes
               and extraordinary item                           6,321,623        10,702,198        (9,193,799)

Deferred income tax expense (note 10)                           2,443,000         3,401,600                --
                                                             ------------       -----------        ----------
           Income (loss) before extraordinary item              3,878,623         7,300,598        (9,193,799)

Extraordinary item - gain on debt restructuring
    (notes 1 and 7)                                                    --                --        67,995,635
                                                             ------------       -----------        ----------

           Net income                                        $  3,878,623         7,300,598        58,801,836
                                                             ============       ===========        ==========

Net income per share - primary (note 2(i))                            .06               .12
                                                             ============       ===========

Net income per share - fully diluted (note 2(i))                      .06               .10
                                                             ============       ===========


See accompanying notes to consolidated and combined financial statements.

                           AMC, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit
                 For the Year ended August 31, 1997 and for the
               Period from October 2, 1995 through August 31, 1996

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                          Combined Statement of Deficit
           For the Period from January 1, 1995 through October 1, 1995

                                                                       Common          Capital       Retained
                                                                        stock          deficit       earnings       Total
                                                                    ------------    ------------    ----------   ------------
Predecessor balance at December 31, 1994                            $      1,500    (231,016,918)           --   (231,015,418)
Net income                                                                    --      58,801,836            --     58,801,836
Contribution of capital through forgiveness of debt (note 3)                  --      20,125,663            --     20,125,663
Contributions (note 3)                                                        --         103,534            --        103,534
Interest on capital contribution receivable from partner (note 3)             --         (77,566)           --        (77,566)
Distributions to stockholder                                                  --        (102,896)           --       (102,896)
                                                                    ------------    ------------    ----------   ------------
Predecessor balance at October 1, 1995                                     1,500    (152,166,347)           --   (152,164,847)

Net equity resulting from the restructure of debt and the
    formation of the Company (notes 1 and 11)                             (1,500)     41,665,059            --     41,663,559
                                                                    ------------    ------------    ----------   ------------
Balance at October 2, 1995                                                    --    (110,501,288)           --   (110,501,288)

Issuance of the Company's common stock on November 17, 1995
    (note 11)                                                         62,173,153     (62,173,153)           --             --
Contribution of capital through principal repayment on AMM
    Escrow Bonds                                                              --          13,567            --         13,567
Receipt and retirement of treasury stock                                (210,402)        210,402            --             --
Net income                                                                    --              --     7,300,598      7,300,598
                                                                    ------------    ------------    ----------   ------------
Balance at August 31, 1996                                            61,962,751    (172,450,472)    7,300,598   (103,187,123)

Net income                                                                    --              --     3,878,623      3,878,623
                                                                    ------------    ------------    ----------   ------------

Balance at August 31, 1997                                          $ 61,962,751    (172,450,472)   11,179,221    (99,308,500)
                                                                    ============    ============    ==========   ============


See accompanying notes to consolidated and combined financial statements.

                           AMC, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                 For the Year ended August 31, 1997 and for the
               Period from October 2, 1995 through August 31, 1996

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

                        Combined Statement of Cash Flows
           For the Period from January 1, 1995 through October 1, 1995


                                                                           October 2, 1995    January 1, 1995
                                                           Year ended          through            through
                                                        August 31, 1997    August 31, 1996    October 1, 1995
                                                        ---------------    ---------------    ---------------
Cash flows from operating activities:
    Net income                                            $  3,878,623         7,300,598        58,801,836
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Extraordinary item - gain on debt
          restructuring                                             --                --       (67,995,635)
        Amortization of protected interest rate
          agreements                                           132,500           143,542           587,067
        Depreciation and other amortization                 14,012,924        11,954,207         9,769,445
        Earnings on investment in affiliates                  (100,464)          (88,738)          (89,985)
        Provision for doubtful note receivable                 390,442                --                --
        Deferred income tax expense                          2,443,000         3,401,600                --
        Decrease (increase) in net receivables               2,231,948        (1,543,404)         (417,498)
        Decrease (increase) in prepaid expenses
          and other assets                                     705,743          (439,132)         (878,135)
        Increase (decrease) in accounts payable,
          security deposits, and other accrued
          expenses                                           4,539,025        (1,085,365)        1,321,622
        Increase (decrease) in accrued interest
          payable                                               29,507        (1,636,305)        8,548,149
        Increase in unpaid interest added to
          mortgage loan payable                                     --                --         6,471,907
        Decrease in deferred revenue                          (325,122)         (119,875)       (3,687,698)
        Increase in accrued interest on contribution
          receivable from partner                                   --                --           (77,566)
                                                          ------------       -----------       -----------
              Net cash provided by operating
                 activities                                 27,938,126        17,887,128        12,353,509
                                                          ------------       -----------       -----------

Cash flows from investing activities:
    Decrease (increase) in restricted cash                      25,153           (82,374)         (338,776)
    Principal repayments of notes receivable                   939,076           994,852                --
    Additions to commercial property                       (11,907,737)       (8,707,226)       (6,177,088)
    Investment in affiliate                                    (32,673)               --                --
    Distributions from affiliate                               100,464                --                --
    Increase in cash management advances
      to affiliate                                                  --                --           (34,541)
                                                          ------------       -----------       -----------
              Net cash used in investing activities        (10,875,717)       (7,794,748)       (6,550,405)
                                                          ------------       -----------       -----------


                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)
                        Combined Statement of Cash Flows


                                                                         October 2, 1995  January 1, 1995
                                                          Year ended         through          through
                                                       August 31, 1997   August 31, 1996  October 1, 1995
                                                       ---------------   ---------------  ---------------
Cash flows from financing activities:
    Partner contributions                                $         --               --          103,534
    Net proceeds from revolving line of credit              3,079,804               --               --
    Principal repayments of mortgage loan                  (4,389,988)      (4,330,179)      (3,232,357)
    Proceeds from mortgage loan                                    --               --          306,732
    Principal payments of AMM Escrow Bonds                   (512,703)      (1,143,304)              --
    Mart Bond interest payments                           (12,000,000)      (9,000,000)              --
    (Increase) decrease in restricted escrow
      deposits, net of deposits used to reduce the
      mortgage loan payable                                (3,770,750)       4,025,674       (2,723,366)
                                                         ------------      -----------      -----------
              Net cash used in financing activities       (17,593,637)     (10,447,809)      (5,545,457)
                                                         ------------      -----------      -----------

              Net (decrease) increase in cash                (531,228)        (355,429)         257,647

Cash at beginning of period                                 1,052,082        1,407,511        1,149,864
                                                         ------------      -----------      -----------

Cash at end of period                                    $    520,854        1,052,082        1,407,511
                                                         ============      ===========      ===========

Supplemental disclosure of cash flow
    information - cash paid during the year
    for interest                                         $  8,212,869        9,272,933        9,952,580
                                                         ============      ===========      ===========

Supplemental disclosure of noncash investing
  and financing activities:
      Contribution of capital through forgiveness
        of interest-bearing advances from affiliate,
        inclusive of accrued interest of $8,077,663
        (note 3)                                         $         --               --       20,125,663
                                                         ============      ===========      ===========

      Net equity resulting from debt
        restructuring and formation of AMC, Inc.
        (note 11)                                        $         --       41,663,559               --
                                                         ============      ===========      ===========

      Principal repayment on AMM Escrow
        Bonds through contribution from
        stockholder                                      $         --           13,567               --
                                                         ============      ===========      ===========


See accompanying notes to consolidated and combined financial statements.

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements

                            August 31, 1997 and 1996


(1)    Organization, Business, and Basis of Presentation

       Except as noted below, the accompanying financial statements reflect the consolidated accounts of AMC, Inc. and subsidiaries (the "Company"). The financial statements for the period from January 1, 1995 through October 1, 1995 reflect the combined accounts of the Atlanta Market Center Companies (the "Predecessor"). The Company was incorporated as a Georgia corporation on September 29, 1995 and organized effective October 2, 1995. The Company was formed to own and manage trade marts, trade shows, special events, and consumer shows and activities reasonably related thereto. The principal assets of the Company are the Atlanta Apparel Mart, the Atlanta Merchandise Mart, and the Atlanta Gift Mart buildings containing permanent showroom and exhibition space. The Company has a fiscal year end of August 31.

       Prior to October 2, 1995, the assets and businesses owned by the Company were included in various partnerships and corporations controlled by John
       C. Portman, Jr. ("Portman"). Included in the Predecessor are the Atlanta Apparel Mart ("AAM") -- (a limited partnership); Atlanta Merchandise Mart, L.P. ("AMM") -- (a limited partnership); Atlanta Gift Mart, L.P. ("AGM") -- (a limited partnership); and Atlanta Market Center Management Company, Inc. ("AMCMC") -- (an S Corporation).

       Portman was a general partner in each of the partnerships and the sole stockholder of AMCMC. Other partnership interests in AAM, AMM, and AGM were owned by Portman or by Portman affiliates. AAM, AMM, and AGM are collectively referred to as "the Marts."

       In addition to the Marts and AMCMC, included in the Predecessor was Portman's indirect ownership interest in Lightfair International Associates (see note 4) and EC Holdings, Inc. Lightfair International Associates is a New York general partnership which manages an annual trade show featuring commercial lighting products and services for professionals involved in design, planning, maintenance, and/or construction industries. EC Holdings, Inc. holds an interest in limited partnerships which own two mixed-use complexes in San Francisco's financial district.

       Also included in the Predecessor was Pisa Associates, L.P. ("Pisa") which owned and maintained a 14,460-square-foot parcel of unimproved property, used for surface parking, located near the Marts in Atlanta, Georgia.

       In 1991, Portman, Portman Properties (a proprietorship of Portman), and certain other affiliates, including those owning the assets and businesses discussed above, restructured substantially all of their then existing indebtedness under an Override and Collateral Pool Agreement ("OCPA"). Portman and certain affiliates subsequently defaulted on several provisions of the OCPA.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       Effective October 2, 1995 (the "Formation Date"), the OCPA was terminated and existing indebtedness of Portman and affiliates was further restructured through a series of agreements with the applicable creditors whereby the Company would be formed to hold Portman's mart-related and certain other assets. In exchange for certain net assets, with a deficit book value for accounting purposes, contributed to the Company by Portman Holdings, L.P. (a partnership indirectly controlled by Portman), Portman Holdings, L.P. received 17.56% (10,880,302 shares) of the equity interest in the Company, which for accounting purposes is regarded as a distribution to Portman of approximately $10,880,000. The net assets contributed by Portman Holdings, L.P. for the shares of common stock it received had been contributed to Portman Holdings, L.P. by CGS Associates, L.P., a partnership in which Portman owned no interest but which was wholly owned by family members, employees, and former employees of Portman.

       On the Formation Date there were five classes of creditors (Classes A through E) under the OCPA holding claims against Portman personally. In addition, each of the Marts were encumbered by separate mortgage loans. As part of the OCPA termination, certain of this debt was forgiven and the remainder was restructured, resulting in an extraordinary gain of approximately $68.0 million for AAM and AMM. The debt was restructured as follows:

          - Class A Claims: On the Formation Date, there were two types of Class A claims under the OCPA. One type, in the aggregate amount of $2,706,639 held by the lending syndicate that held the mortgage loan on the Atlanta Merchandise Mart, was paid down to $1,656,007, which balance was modified to become the Fixed Rate Class A AMM Escrow Notes due July 31, 1997 in the principal amount of $1,656,007 (the "AMM Escrow Bonds"). Those bonds were issued directly to the thirteen banks comprising the lending syndicate which held the mortgage loan on the Atlanta Merchandise Mart and have been fully repaid as of August 31, 1997. The other type of Class A claim, in the aggregate amount of $8,033,600 held by eight separate banks in varying amounts (being the banks which agreed to fund new working capital to Portman when the OCPA was put in place), was modified to become the Class A Elevated Antecedent Debt Notes due July 31, 2000 in the principal amount of $8,033,600 (the "Elevated Antecedent Debt Notes").

          - Class B, C, and D Claims: On the Formation Date, the Class B, C, and D claims under the OCPA, which represented personal obligations of Portman, were determined to aggregate $280,329,854. These claims were extinguished in exchange for the transfer by Portman of interests in certain assets which had previously secured such claims. Such interests, which had a deficit book value for accounting purposes, were then contributed to the Company by the claimants for approximately 29,203,000 shares of common stock of the Company. Because the transfer was in satisfaction of personal obligations, the issuance of shares to the claimants is regarded as a distribution to Portman of approximately $29,203,000 for accounting purposes.

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

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

            Notes to Consolidated and Combined Financial Statements


          - Atlanta Apparel Mart Financing: On the Formation Date, the then existing Atlanta Apparel Mart mortgage financing was held by a lending syndicate comprised of seven banks and had an outstanding balance of approximately $162,000,000. On the Formation Date, approximately $72,000,000 of this debt (while still an obligation of AAM) was forgiven and the balance of approximately $90,000,000 was transferred to the Company and modified to become $80,000,000 in principal amount of the private placement notes issued directly to the individual members of the lending syndicate. In addition, the members of the lending syndicate received an aggregate of approximately 10,790,000 shares of common stock of the Company, as well as warrants to purchase an additional approximately 8,409,000 shares (see note 11).

          - Atlanta Merchandise Mart Financing: On the Formation Date, the then existing Atlanta Merchandise Mart mortgage financing was held by a lending syndicate comprised of thirteen banks or other financial institutions and had an outstanding balance of approximately $153,000,000. On the Formation Date, approximately $60,000,000 of this debt (while still an obligation of AMM) was forgiven. A portion of this debt in the amount of $2,706,639 constituted a Class A claim, which was dealt with as described above. The balance of approximately $91,000,000 was transferred to the Company and modified to become the remaining $80,000,000 in principal amount of the private placement notes issued directly to the individual members of the lending syndicate. In addition, the members of the lending syndicate received an aggregate of approximately 11,300,000 shares of common stock of the Company, as well as warrants to purchase an additional approximately 8,807,000 shares (see note
             11).

          - AGM Financing: On the Formation Date, the then existing Atlanta Gift Mart mortgage financing was held by a lending syndicate comprised of five banks and had an outstanding balance of $107,282,009. On the Formation Date, this financing was modified to extend the term, to increase the interest rate, and to reflect numerous other changes from the original loan documentation (see note 7).

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

       This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Accordingly, the assets and liabilities of the Company have been recorded at their historical cost, and stockholders' deficit represents the excess of liabilities over assets. Included in stockholders' deficit are accumulated net losses of and total partners' excess withdrawals from the Predecessor of approximately $51,116,000 and $101,049,000, respectively.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries: GMGP, Inc.; Gift Mart Limited Partner, Inc.; LFGP, Inc.; and EC Holdings, Inc.

       All significant intercompany accounts and transactions have been eliminated in the consolidated and combined financial statements.

(2)    Summary of Significant Accounting Policies

       (a)   Method of Accounting

             The accompanying financial statements have been prepared on the accrual basis of accounting. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the presentation in the 1997 financial statements.

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

       (d)   Commercial Property

             Commercial property is carried at cost and is depreciated using straight-line and accelerated methods over the estimated useful lives of the assets as follows:

             Buildings and improvements                        15 to 40 years
             Tenant improvements                               3 to 5 years
             Furniture, fixtures, and equipment                5 to 7 years

             Commercial property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       (f)   Management Fees

             The Company recognizes management fee income in accordance with the terms of its management agreements. The Company entered into management agreements with certain affiliates: CGS Associates, L.P.; AMC Orlando, Inc.; AMC Tampa, Inc.; and an unrelated party, Inforum Associates. The management agreement with AMC Tampa, Inc. was terminated in September 1997 (note 6).

             Under the terms of the agreements with AMC Tampa, Inc. and AMC Orlando, Inc., the Company earns a management fee equal to 3% of the managed company's gross revenue, as defined. Under the terms of the agreement with CGS Associates, L.P., the Company earns a management fee equal to 1.5% of gross revenues, as defined, through December 31, 1995 and earns a management fee equal to 3% of gross revenues, as defined, thereafter.

             Under the terms of the agreement with Inforum Associates, the Company manages the Convention Facilities and Food Service Contractor of the Inforum facility and receives as a management fee 40% of the Combined Net Cash Flow (as defined) of the Convention Facilities and Food Service operations.

             The Company or Predecessor earned approximately $554,000, $446,000, and $584,000 in management fees for the year ended August 31, 1997, the 335-day period ended August 31, 1996, and the 274-day period ended October 1, 1995, respectively.

       (g)   Marketing Costs

             The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred or if directly related to specific trade shows are expensed in the month the related show occurs.

       (h)   Income Taxes

             The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

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

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       (i)   Income Per Share

             Weighted average shares outstanding for the year ended August 31, 1997 and the 335-day period ended August 31, 1996 were approximately 62,000,000. Primary net income per share has been calculated assuming no common stock equivalents resulting from outstanding warrants since such warrants are exercisable only upon certain conditions and such conditions have not yet occurred (note
             11). As a result of total warrants exceeding 20% of current outstanding shares, fully diluted net income per share is based on the weighted-average number of shares outstanding and common stock equivalents, determined using the modified treasury stock method, derived from dilutive warrants.

       (j)   Recent Accounting Pronouncement

             In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for annual periods ending after December 15, 1997. The impact on the Company's financial statements of the provisions of SFAS No. 128 is not expected to be material.

       (k)   Use of Estimates

             The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reporting of revenues and expenses during the period. Actual results could differ from these estimates.

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


(3)    Transactions with Affiliates

       Transactions with affiliates are summarized as follows:

       (a)   Accounts Receivable

             Accounts receivable from affiliates primarily represent management fees, cash management advances, and reimbursable expenses and are summarized as follows:

                                                           August 31,
                                                      --------------------
                                                        1997         1996
                                                      --------     -------
             Affiliate receivables                    $421,602     369,753
             Less allowance for doubtful affiliate
             receivables                                68,329          --
                                                      --------     -------

             Net affiliate receivables                $353,273     369,753
                                                      ========     =======

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

       (b)   Accounts Payable to and Interest-Bearing Advances from Affiliates

             Accounts payable to affiliates represent certain reimbursable expenses or noninterest-bearing advances. During 1995, the Predecessor had interest-bearing advances from Portman Properties that bore interest at the prime rate plus 1%. Interest expense recorded on those affiliate advances approximated $1,433,000. These interest-bearing advances and related accrued interest were forgiven during 1995 resulting in a contribution of capital of $20,125,663.

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

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


               The Escrow Agreements provided for an initial deposit of $15,331,000, which was funded from the AGM construction loan. Of this amount, $3,911,271 was distributed to Portman on December 29, 1989 and was recorded as a capital contribution receivable from partner. The remainder was funded during 1990 and treated as a capital contribution from Portman to AMM. The $3,911,271, initially distributed to Portman, was contributed to an affiliate by Portman. The outstanding amount of the capital contribution receivable, plus accrued interest at 8.5%, has been included as a component of the Predecessor's capital deficit. Interest income earned related to this capital contribution receivable was $77,566 for the 274-day period ended October 1, 1995. As of the Formation Date the capital contribution receivable was recharacterized and is no longer receivable.

         (d)   Other

               Effective October 2, 1995, the Company entered into various services agreements with Portman Holdings, L.P., and other affiliates. The Company has agreed to provide telephone and human resource services through November 13, 1997 and computer services through August 31, 1998 at certain defined rates. Portman Holdings, L.P. has agreed to provide risk management services to the Company through December 31, 1997 for an annual fee of $100,000 plus certain other costs and fees. An agreement whereby Portman Holdings, L.P. provided financial and strategic planning services for a monthly fee of $10,000 was terminated effective February 18, 1997. Service agreements generally provide for automatic one-year extensions and permit termination with notice.

(4)    Investment in Affiliates

       The Company, through its wholly owned subsidiary LFGP, Inc., owns an approximate 50% general partnership interest in a limited partnership, Portman Lightfair Associates, L.P. ("PLALP"). The primary asset of PLALP is its one-third ownership interest in Lightfair International Associates, a New York general partnership. The Company's and Predecessor's investment in PLALP and PLALP's investment in Lightfair International Associates are accounted for using the equity method of accounting. The carrying value of this investment is $83,336 and $50,663 at August 31, 1997 and 1996, respectively.

       Earnings of $100,464, $88,738, and $89,985 for the year ended August 31, 1997, the 335-day period ended August 31, 1996, and the 274-day period ended October 1, 1995, respectively, related to the Company's or Predecessor's indirect investment in Lightfair International Associates are included in earnings from investment in affiliates in the accompanying consolidated and combined statements of earnings.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       The Company, through its wholly owned subsidiary EC Holdings, Inc., also owns an interest in limited partnerships which own two mixed-use complexes in San Francisco's financial district. Embarcadero Center Investors Partnership, in which the Company owns approximately 3.4% interest, is comprised of four office buildings, a retail mall, and a hotel. The adjacent Embarcadero Center West, in which the Company owns approximately 6.7% interest, through three limited partnerships, is comprised of two office buildings and a hotel. These investments are known collectively as EC Holdings and are accounted for using the equity method of accounting. At August 31, 1997 and 1996, these investments have no carrying value.

(5)    Commercial Property

       A summary of commercial property follows:

                                                                 August 31,
                                                        ----------------------------
                                                            1997             1996
                                                        ------------     -----------
       Land                                             $ 19,338,993      19,338,993
       Buildings and improvements                        255,732,677     248,882,626
       Tenant improvements                                34,888,292      31,252,570
       Furniture, fixtures, and equipment                 21,685,708      21,069,400
       Construction in progress                            1,970,306       1,164,650
                                                        ------------     -----------

                                                        $333,615,976     321,708,239
                                                        ============     ===========

       Construction in progress primarily relates to building and tenant improvements under construction.

(6)    Notes Receivable

       Effective October 2, 1995, Portman redeemed his entire ownership interest in two affiliated companies (AMC Orlando, Inc. and AMC Tampa, Inc.) in exchange for a total of $1,050,632 in cash and $4,202,526 in notes receivable. The notes receivable were contributed by Portman to the Company and are pledged as collateral to the AMM Escrow Bonds described in note 7. These notes receivable mature on October 2, 1999, and are summarized as follows:

                                                       August 31,
                                                ------------------------
                                                   1997           1996
                                                ----------     ---------
       Receivable from:
         AMC Orlando, Inc.                      $1,878,156     2,817,232
         AMC Tampa, Inc.                           390,442       390,442
                                                ----------     ---------
                                                 2,268,598     3,207,674
       Less allowance for doubtful note
         receivable                                390,442            --
                                                ----------     ---------
                                                $1,878,156     3,207,674
                                                ==========     =========

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       The notes bear interest at 7.5% per annum and require payment of interest quarterly. The principal amounts are payable in equal aggregate semiannual payments of $525,316 over the term of the notes. Interest income related to these notes of $208,100 and $239,524 for the year ended August 31, 1997 and the 335-day period ended August 31, 1996, respectively, is included in interest income in the accompanying consolidated statements of earnings.

       During 1997, the Company fully reserved the AMC Tampa, Inc. note due to nonpayment. The Company also reserved all related accrued interest and accounts receivable from AMC Tampa, Inc. For the year ended August 31, 1997, the Company recorded approximately $469,000 as other expense in the accompanying consolidated statement of earnings to fully reserve all receivables due from AMC Tampa, Inc.

       In September 1997, the Company foreclosed on the AMC Tampa, Inc. note receivable and assumed control of AMC Tampa, Inc.

(7)    Long-Term Debt

       Long-term debt is summarized as follows:

                                                             August 31,
                                                   ----------------------------
                                                       1997             1996
                                                   ------------     -----------
       Gift Mart Mortgage Loan                     $ 98,561,842     102,951,830
       Mart Bonds (face amount of $160,000,000)     203,200,000     215,200,000
       Elevated Antecedent Debt Notes                 7,303,273       7,303,273
       AMM Escrow Bonds                                      --         512,703
                                                   ------------     -----------
                                                    309,065,115     325,967,806
       Less current portion                          14,400,000      12,512,703
                                                   ------------     -----------

                                                   $294,665,115     313,455,103
                                                   ============     ===========

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       Gift Mart Mortgage Loan - The Company has a mortgage loan payable (the "Gift Mart Mortgage Loan") secured by a first mortgage on the land, building, and improvements of Atlanta Gift Mart, L.P., along with Atlanta Gift Mart, L.P.'s interest as lessor in all existing and future leases of the property. The mortgage loan payable arose from a previous construction loan payable. This loan was restructured effective August 23, 1991 with an extension in maturity date to December 30, 1994 and further extended to December 30, 1995 during 1994. Effective October 2, 1995, the construction loan was again restructured with an extension in maturity date to July 31, 1998. In connection therewith, the Company incurred an extension fee equal to 1% of the principal balance outstanding at October 2, 1995, payable in four equal annual installments. In addition, the mortgage loan payable may be extended for one additional year if certain performance levels are achieved. As of August 31, 1997, the Company had achieved the performance levels specified by the mortgage agreement, and management fully intends to extend the maturity date of the mortgage loan. The loan bears interest at a floating rate equal to the prime rate plus 1% or LIBOR plus 2% or the Interbank Offered Rate plus 2% at the option of Atlanta Gift Mart, L.P. At August 31, 1997 and 1996, the weighted average interest rates on the mortgage loan balance outstanding approximated 8.02% and 7.84%, respectively. Over the term of the mortgage loan, net cash flows of Atlanta Gift Mart, L.P., as defined, plus payments received by Atlanta Gift Mart, L.P. on the $730,327 in Antecedent Debt Bonds it holds, must be applied to reduce the outstanding principal balance of the mortgage loan. The mortgage loan is partially guaranteed by Portman.

       Effective October 2, 1995, Atlanta Gift Mart, L.P. entered into a Rate Cap Transaction Agreement (the "Rate Cap Agreement"), which defines a guaranteed rate for the payment of interest on the mortgage loan. This protected interest rate agreement has an effective term from November 1, 1995 to September 1, 1998. The cost of the Rate Cap Agreement was $397,500, is included, net of accumulated amortization, in other assets at August 31, 1997 and 1996, and is being amortized to interest expense over the term of the agreement. Amortization expense for the year ended August 31, 1997 and the 335-day period ended August 31, 1996 was $132,500 and $143,542, respectively. The Rate Cap Agreement provides for the reimbursement of interest incurred when the reference interest rate provided for in the agreement exceeds the guaranteed interest rate. The notional amount of the Rate Cap Agreement is $40,000,000 through January 2, 1996, increases to $100,000,000 through January 2, 1997, and decreases to $95,000,000 and $90,000,000 through January 2, 1998 and September 1, 1998, respectively. A guaranteed interest rate of 9% was tied to these notional amounts.

       The mortgage loan agreement requires that Atlanta Gift Mart, L.P. maintain specified quarterly levels of net operating income and obtain approval from its lenders before making certain capital expenditures or incurring certain operating costs. The mortgage loan agreement requires that cash of Atlanta Gift Mart, L.P. be held by the lender and restricted for payment of operating expenses and other costs as approved by the lender based on monthly funding budgets, and interest and principal on the mortgage loan.

       Restricted escrow deposits at August 31, 1997 and 1996 represent deposits for the payment of property taxes that are required by the mortgage loan lender.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       Mart Bonds - At October 1, 1995 mortgage loans payable that were restructured and a portion subsequently exchanged for notes payable (the "Mart Bonds") as described in (d) below are summarized as follows:

         AMM(a)                                                         $141,687,296
         AAM(b)                                                          162,108,691
                                                                        ------------
                                                                         303,795,987
         Reduction to reflect AAM and AMM debt
              restructuring (see note 1)                                  56,572,532
                                                                        ------------
                                                                        $247,223,455
                                                                        ============

         (a) AMM was obligated on a mortgage loan (AMM Mortgage Loan) from a bank that, as of October 1, 1995, was in default regarding certain performance standards and required payments of interest. A portion of this debt was forgiven by the lenders effective October 2, 1995. As a result of such partial forgiveness accounted for in accordance with SFAS No. 15, accrued interest of $11,423,103 has been eliminated and the principal amount of the AMM Mortgage Loan has been reduced by $17,820,659, resulting in a gain on restructuring of debt as more fully described in
                (c) below.

         (b) AAM was obligated on a mortgage loan (AAM Mortgage Loan) from a bank that, as of October 1, 1995, was in default regarding certain performance standards. A portion of this debt was forgiven by the lenders effective October 2, 1995. As a result of such partial forgiveness accounted for in accordance with SFAS No. 15, the principal amount of the AAM Mortgage Loan has been reduced by $38,751,873, resulting in a gain on restructuring of debt as more fully described in (c) below.

         (c) The components of the extraordinary gain on debt restructuring as discussed in (a) and (b) above are summarized as follows:

                                                 AMM           AAM          Total
                                            ------------   -----------   -----------
         Outstanding mortgage loan
           payable and related accrued
           interest immediately preceding
           debt restructuring               $153,110,399   162,108,691   315,219,090
         Extraordinary gain on debt
           restructuring                     (29,243,762)  (38,751,873)  (67,995,635)
                                            ------------   -----------   -----------

         Carrying value of debt after
           restructuring                    $123,866,637   123,356,818   247,223,455
                                            ============   ===========   ===========

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


         (d) Effective October 2, 1995, the Company issued the Mart Bonds in the face amount of $160,000,000 and an equity interest in AMC, Inc. (see note 11) to the lenders of the AMM Mortgage Loan and the AAM Mortgage Loan in modification of existing indebtedness to the lenders as a part of the aforementioned troubled debt restructuring. The Mart Bonds earn interest at the rate of 7.5% per annum until July 31, 1997 and 9.0% per annum thereafter through maturity on July 31, 2000. Interest only is payable quarterly in arrears. Over the term of the Mart Bonds, 50% of net cash flows (as defined) in excess of $10,000,000 must be paid as principal reductions on the Mart Bonds within 120 days after the end of each fiscal year. Additionally, net proceeds from any future refinancing of the mortgage loan discussed above, after repayment of the Elevated Antecedent Debt Notes discussed below, must be used to reduce principal on the Mart Bonds. The remaining principal is due at maturity. The Mart Bonds are secured by a deed to secure debt on both the Atlanta Apparel Mart and the Atlanta Merchandise Mart properties and a pledge of related assets, subject to the first lien discussed in note 8. The Mart Bonds become immediately redeemable at 101% of par upon certain changes in ownership or management of the Company as defined.

                The Mart Bonds were recorded at an amount equal to the total future cash payments, including interest, specified by their terms in accordance with SFAS No. 15. All future cash payments will be accounted for as a reduction of the carrying amount of the Mart Bonds, and no interest expense will be recognized on the Mart Bonds.

       Elevated Antecedent Debt Notes - Effective October 2, 1995, the Company issued the Elevated Antecedent Debt Notes in the amount of $8,033,600 to certain other creditors, of which $730,327 in principal amount were issued to Atlanta Gift Mart, L.P. and pledged to Atlanta Gift Mart, L.P.'s lender of the mortgage loan discussed above. The Elevated Antecedent Debt Notes are noninterest-bearing and mature on July 31, 2000. The Elevated Antecedent Debt Notes are secured by the Company's investment in EC Holdings, Inc., the common stock of the Company's wholly owned subsidiaries, GMGP, Inc. and Gift Mart Limited Partner, Inc. (which own the partnership interests of Atlanta Gift Mart, L.P.), Portman's direct and indirect limited partnership interest in JPA Shanghai Associates, Ltd., and unimproved land owned by the Company. Under certain conditions as defined in the bond agreements, such as the failure of the Company to liquidate the above-mentioned assets, the Elevated Antecedent Debt Noteholders are entitled to direct that the trustee for the bonds foreclose upon the aforementioned collateral (with the exception of the common stock of GMGP, Inc. and Gift Mart Limited Partner, Inc.) at any time after October 2, 1997 relating to EC Holdings, Inc. and the undeveloped land and after October 2, 1998 for the limited partnership interest in JPA Shanghai Associates, Ltd., but only if the noteholders have first exercised their rights to foreclose on the properties held by EC Holdings, Inc. and the unimproved land.

       AMM Escrow Bonds - Effective October 2, 1995, the Company issued the AMM Escrow Bonds in the amount of $1,656,007 to certain lenders. The AMM Escrow Bonds bore interest at 8.5% per annum beginning November 1, 1995 and were paid in full in 1997.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       The Company's debt agreements include various covenants including required financial ratios and other requirements and restrictions on additional indebtedness, investments, transactions with affiliated companies, and payment of dividends.

(8)    Revolving Line of Credit

       At August 31, 1997 and 1996, the Company had available a revolving line of credit with a commercial bank in the amount of $10,000,000, of which $3,079,804 was outstanding at August 31, 1997. Amounts under the line of credit are available to cover operating shortfalls, capital improvements, debt service on other outstanding debt, and certain costs, up to $2,500,000, associated with acquisition and start-up of new trade shows. The line of credit matures on October 2, 2000 and bears interest at the prime rate plus 1% or LIBOR plus 2.15% at the Company's option, payable monthly for prime rate loans and monthly, quarterly, or semiannually for LIBOR rate loans. In addition, a commitment fee of .5% per annum on the average daily unused portion of the line is payable quarterly in arrears. Amounts outstanding under the line of credit are secured by a first lien on the Atlanta Apparel Mart and the Atlanta Merchandise Mart properties as well as related assets.

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

(9)    Fair Value of Financial Instruments

       At August 31, 1997 and 1996, the carrying amounts reported in the accompanying consolidated balance sheets for restricted escrow deposits, tenant, affiliate, and other receivables, accounts payable, other accrued expenses, and the revolving line of credit approximate their fair values due to the short-term nature of these accounts.

       The Company's notes receivable are from affiliated companies and have been priced based on agreements between Portman and those affiliates. Accordingly, the resulting fair value is not separately disclosed as there is no readily determinable fair value for such transactions between related parties.

       The Mart Bonds, AMM Escrow Bonds, and Elevated Antecedent Debt Notes resulted from the troubled debt restructuring discussed in note 1. Accordingly, due to the unique circumstances leading to the issuance of this debt and since there is no ready market available for this debt, determination of its fair value is not practicable.

       The carrying value of the Gift Mart Mortgage Loan at August 31, 1997 and 1996 discussed in note 7 is a representative approximation of its fair value as it was restructured and extended as of October 2, 1995, with interest accruing at variable rates. The carrying value of the related interest rate protection agreement approximates fair value.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(10)   Income Taxes

       The provision for income tax expense, principally Federal, consists of the following:

                                                 October 2, 1995
                                  Year ended         through
                                August 31, 1997  August 31, 1996
                                ---------------  ---------------
       Current expense            $       --               --
       Deferred expense            2,443,000        3,401,600
                                  ----------        ---------

                                  $2,443,000        3,401,600
                                  ==========        =========

       Total income tax expense recognized in the consolidated statements of operations differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                           October 2, 1995
                                                            Year ended         through
                                                          August 31, 1997  August 31, 1996
                                                          ---------------  ---------------
       Computed "expected" income tax expense                $2,149,352       3,638,747
       Increase (decrease) in income tax expense
          resulting from:
             State income taxes, net of Federal benefit         250,336         428,088
             Income recognized by Predecessor partners               --        (763,073)
             Other                                               43,312          97,838
                                                             ----------      ----------

                                                             $2,443,000       3,401,600
                                                             ==========      ==========

       At August 31, 1997, the Company has a net operating loss carryforward for Federal income tax purposes of approximately $11,393,000 which is available to offset future taxable income, if any, through 2012.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


       Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent that they are temporary, are recorded as deferred income tax assets and liabilities. In connection with the formation of the Company as of October 2, 1995, the Company recorded net deferred tax assets of $25,589,739. The tax effects of temporary differences that give rise to significant portions of the net deferred income tax assets at August 31, 1997 and 1996 are presented below:

                                                               1997               1996
                                                               ----               ----
       Deferred income tax assets:
           Allowance for doubtful accounts                 $   618,967           838,203
           Commercial property                              27,692,063        27,556,829
           Investment in affiliates                          1,840,354         2,033,964
           Mart Bonds                                       16,297,404        21,049,086
           Elevated Antecedent Debt Notes                      573,433           724,618
           Net operating loss carryforward                   4,329,729         1,290,321
           Other                                               640,153           865,088
                                                           -----------        ----------
                Gross deferred income tax assets            51,992,103        54,358,109

           Less valuation allowance                         31,878,127        31,614,294
                                                           -----------        ----------
                Deferred income tax assets                  20,113,976        22,743,815

       Deferred income tax liability - property taxes         (368,837)         (555,676)
                                                           -----------        ----------
            Net deferred income tax assets                 $19,745,139        22,188,139
                                                           ===========        ==========

       In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the temporary differences resulting in the deferred income tax assets are deductible, management does not believe it is more likely than not that the Company will realize the benefits of all of these deductible differences. In particular, the benefit of the largest deferred income tax asset related to the commercial property will occur over an extended period of time or upon disposition of the property, if at all. Accordingly, management has generally recorded a valuation allowance against all deferred income tax assets other than those relating to the corporate notes payable and certain other items, for which projections of taxable income to be recorded during the periods in which the related differences reverse are sufficient to support their realizability. Projections of taxable income that have been considered in the determination of the valuation allowance reflect, during the next three years, annual percentage increases in pretax income from previous historical or projected results of approximately 78%, 41%, and 13%, respectively. Actual results could differ significantly from these estimates and impact the ultimate realization of the deferred tax assets.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(11)   Stockholders' Deficit

       The following is a summary of the components of the beginning stockholders' deficit of AMC, Inc. as of October 2, 1995:

       (Deficit) equity of Predecessor companies:
           The Atlanta Apparel Mart                                 $ (47,015,555)
           Atlanta Merchandise Mart, L.P.                             (77,141,641)
           Atlanta Gift Mart, L.P.                                    (28,955,019)
           Atlanta Market Center Management Company, Inc.                 516,419
           Pisa Associates, L.P.                                          397,153
           Investment in Portman Lightfair Associates, L.P.                33,796
                                                                    -------------
                                                                     (152,164,847)

       Equity issued to The Atlanta Apparel Mart and the Atlanta
           Merchandise Mart, L.P. lenders in restructuring of
           debt (see below)                                            22,090,121

       Assets of other than Predecessor companies contributed-
           notes receivable (see note 6)                                4,202,526
                                                                    -------------

       Liabilities of other than Predecessor companies assumed:
           Elevated Antecedent Debt Notes (see note 7)                 (7,303,273)
           AMM Escrow Bonds (see note 7)                               (1,656,007)
                                                                    -------------
                                                                       (8,959,280)

       Assets (liabilities) resulting from formation of AMC, Inc.
           and termination of the OCPA (see note 1):
             Deferred income taxes                                     25,589,739
             Accrued closing and other costs                           (3,490,436)
             Other                                                      2,230,889
                                                                    -------------
                                                                       24,330,192

       Stockholders' deficit as of October 2, 1995                  $(110,501,288)
                                                                    =============

       In connection with the formation of the Company all assets contributed and liabilities assumed have been recorded at historical cost. The deferred income tax assets resulting from differing financial statement and tax bases for assets and liabilities contributed to the Company and the Company's status as a corporation filing under Subchapter C of the Internal Revenue Code have been recorded as a component of the capital deficit, as such deferred income tax assets were effectively contributed in the restructuring.

       As part of the troubled debt restructuring discussed in notes 1 and 7, the Company issued 22,090,121 shares of common stock to creditors of The Atlanta Apparel Mart and the Atlanta Merchandise Mart, L.P. in replacement of $22,090,121 in principal amount of debt outstanding to such creditors. The shares of common stock were issued to the creditors on November 17, 1995.

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

(12)   Rental Revenues

       The Company is the lessor of showroom and exhibition space in the Marts. Approximate annual future rental payments to be received under existing noncancelable leases for the next five years and thereafter are summarized below:

                      Fiscal year ending August 31:
                          1998                              $ 41,808,000
                          1999                                35,954,000
                          2000                                27,190,000
                          2001                                19,440,000
                          2002                                13,750,000
                          Thereafter                          31,466,000
                                                            ------------
                                                            $169,608,000
                                                            ============

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(13)   Commitments

       The Company is obligated under various long-term operating leases, primarily land leases. Approximate commitments under noncancelable long-term leases for the next five years and thereafter are summarized below:

             Fiscal year ending August 31:
                 1998                           $   558,000
                 1999                               558,000
                 2000                               325,000
                 2001                               268,000
                 2002                               259,000
                 Thereafter                      22,114,000
                                                -----------
                                                $24,082,000
                                                ===========


       Total rental expense for the year ended August 31, 1997, the 335-day period ended August 31, 1996, and the 274-day period ended October 1, 1995 was approximately $667,000, $463,000, and $373,000, respectively.

(14)   Contingencies

       On April 19, 1993, a former employee of AMCMC filed suit against AMCMC for breach of contract and related tort claims. On January 19, 1996, the trial court granted summary judgment in favor of AMC on all counts. On March 5, 1997, the Georgia Court of Appeals reversed the trial court on the breach of contract count and awarded the former employee approximately $320,000 in damages and interest. In addition, the case was remanded for trial on the tort claims. The Company accrued for the approximately $320,000 in damages and interest in the year ended August 31, 1997 and has included this amount in other expenses in the accompanying consolidated statement of earnings. However, it is currently too early to make a judgment as to the outcome or estimate the possible damages related to the tort claims.

       The Company and certain affiliates are defendants in various other matters of litigation generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position of the Company.

(15)   Employee Retirement Plans

       Employees of the Company or Predecessor participate in defined contribution retirement plans that cover substantially all employees over age 21. Retirement plan expense approximated $389,000, $300,000, and $326,000 for the year ended August 31, 1997; the 335-day period ended August 31, 1996; and the 274-day period ended October 1, 1995, respectively.

                                                                     (Continued)

                           AMC, INC. AND SUBSIDIARIES
                  ATLANTA MARKET CENTER COMPANIES (PREDECESSOR)

             Notes to Consolidated and Combined Financial Statements


(16)   Insurance Claim Receivable and Related Proceeds

       The Company received $883,881 during the 335-day period ended August 31, 1996 and AMCMC received $147,216 during the 274-day period ended October 1, 1995 from the cash settlement of an insurance claim relating to litigation under which Portman and certain affiliates were defendants. The insurance claim was filed by Portman and affiliates prior to the formation of the Company. When the claim was settled, by agreement, $147,216 was paid to AMCMC and a balance of $850,000 was held as security for an appeal bond issued in conjunction with the litigation.

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

(17)   Expenses and Income, Net Resulting from One-Time Event

       For the 335-day period ended August 31, 1996, income, net resulting from one-time event, is the revenues net of direct costs of business undertaken by the Company specifically related to the 1996 Centennial Olympic Games. Due to the Company's location in Downtown Atlanta, the main center of activity of the Olympic Games, the Company enjoyed a one-time opportunity to conduct business activities not normally conducted by the Company, and to license available space in its facilities for other Olympic-related activities at rates not normally available to the Company. These business activities included housing and operating the Main Press Center for the Olympics; the operation of the AT&T Press Center, a facility for noncredentialed press; the operation of the International Sport Club which provided meals and entertainment for corporate customers on a per capita basis and to the general public on a daily admission fee basis; the rental and operation of concession kiosks on the Company's premises and on the Pisa surface parking lot; the rental of the AGM lobby for an exhibition of automobiles and for corporate entertainment; housing the Olympic coin and stamp show; and the rental of the AAM rooftop and balconies for network camera locations.

       For the year ended August 31, 1997, expenses, net resulting from one-time event, relate primarily to the write-off of Olympic-related receivables which became uncollectible during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of the Company as of August 31, 1997.


NAME                                 AGE                           POSITION
------------------------------------------------------------------------------------------------
John C. Portman Jr.................   72       Chairman of the Board and Chief Executive Officer
John M. Ryan.......................   54       President and Director
Jeffrey L. Portman.................   38       Executive Vice President -- Sales and Marketing
Henry G. Almquist, Jr..............   40       Senior Vice President -- Finance & Accounting/
                                                 Chief Financial Officer
Virginia S. Gorday.................   52       Senior Vice President -- Operations and Administration
Neal G. Patton.....................   41         Secretary and General Counsel
Lawrence B. Gardner................   46       Vice President -- Human Resources
R. Charles Loudermilk, Sr..........   70       Director
D. Raymond Riddle..................   64       Director
A. J. Robinson.....................   42       Director
Stanley P. Steinberg...............   64       Director
Andrew Young.......................   65       Director


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

John M. Ryan has served as a Director and as President of the Company since its formation. Prior thereto, he had served as President of AMCMC since June 1994, as Chief Financial Officer and Executive Vice President of the Portman Companies and Treasurer of related entities from September 1991 through October 1995, and as Executive Vice President of Portman Capital Company, one of the Portman Companies, for more than five years prior thereto. Mr. Ryan is an executive officer of the general partner of Portman Apparel, whose principal property was the subject of a receivership action which action resulted in foreclosure of such property in April 1996.

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

Henry G. Almquist, Jr. has served as Senior Vice President - Finance and Accounting/Chief Financial Officer of the Company since January 8, 1997. Prior thereto, he had served as a Vice President of American Resurgens Management Corporation from September 1995 to January 1997. Prior thereto, he had served as a Vice President of Citicorp Real Estate, Inc. for more than five years.

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

Lawrence B. Gardner has served as Vice President---Human Resources of the Company since its formation. Prior thereto, he had served as Vice
President--Human Resources for the Portman Companies for more than five years.

R. Charles Loudermilk, Sr. has served as a Director of the Company since its formation. Mr. Loudermilk has been the Chairman, Chief Executive Officer and President of Aaron Rents, Inc., for more than five years. He is a member of the Advisory Board of the Norfolk Southern Company, formerly a director of the Chattahoochee Bank, and formerly the Chairman of the Board of Directors of the Metropolitan Atlanta Rapid Transit Authority.

D. Raymond Riddle has served as a Director of the Company since its formation. Mr. Riddle retired as Chairman and Chief Executive Officer of National
Service Industries, Inc. ("NSI") in January 1995, and had served as President and Chief Executive Officer of NSI beginning in January 1993. Prior thereto, he had served as President and Chief Executive Officer of Wachovia Corporation of Georgia for more than five years. Mr. Riddle serves on the Boards of Directors of Atlanta Gas Light Company, Equifax, Inc., Fuqua Enterprises, Inc. and Atlantic American Corporation.

A. J. Robinson has served as a Director of the Company since its formation. In addition, he has served as the President of Portman Properties, Inc., the managing general partner of Portman Holdings, since its formation. Prior thereto, he had been employed by Portman Overseas, one of the Portman Companies, first as Executive Vice President and then as President, for more than five years.

Stanley P. Steinberg has served as a Director of the Company since its formation. Mr. Steinberg has been Chairman and Chief Executive Officer of Sony Retail Entertainment, a subsidiary of Sony Corporation of America since August 1994. He is currently Chairman of Aviation Entertainment Properties. Mr. Steinberg was Executive Vice President of Walt Disney Imagineering, a wholly-owned subsidiary of the Walt Disney Company, from January 1989 to July 1994. Prior thereto, he was Executive Vice President of the Portman Companies.

Andrew H. Young has served as a Director of the Company since its formation. Mr. Young has been Co-Chairman and a senior partner of GoodWorks International, Inc. since January 1997. He was Vice Chairman of Law Companies Group, Inc. from 1993 through January 1997, and a director of that company from August 1995 through January 1997. He was Chairman of Law Companies International Group, Inc. (a former subsidiary of Law Companies Group, Inc.) from 1990 to 1993. Mr. Young was Mayor of Atlanta, Georgia from 1982 to 1990, United States Ambassador to the United Nations from 1977 to 1979, and a member of the House of Representative of the United States Congress from 1973 to 1977. Mr. Young is a director of Archer Daniels Midland Company, Cox Communications, Inc., Film Fabricators, Inc., Host Marriott Corporation, The Argus Board (The International Advisory Board of Independent Newspapers Holdings Limited) and Thomas Nelson, Inc. He is Chairman of the Southern Africa Enterprise Development Fund, a member of the Georgia Tech Advisory Board, and a director of the Martin Luther King, Jr. Center. He was Co-Chairman of the Atlanta Committee for the Olympic Games and a member of the Board of the United States Olympic Committee. Mr. Young also served as the 1996 Chairman of the Greater Atlanta Chamber of Commerce.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and the other four most highly compensated officers. Compensation information prior to the Formation Date relates to AMCMC.

===================================================================================================================
                                            SUMMARY COMPENSATION TABLE
==================================================================================================================
                                                                ANNUAL COMPENSATION
-----------------------------------------------------------------------------------------------
                                            FISCAL                              OTHER ANNUAL          ALL OTHER
NAME & PRINCIPAL POSITION                   PERIOD      SALARY      BONUS     COMPENSATION (3)       COMPENSATION
                                             (1)         (2)                                             (4)
==================================================================================================================
John C. Portman, Jr.                         1997       $700,000    $      -          $ 1,312              $     -
  Chairman of the Board and
  Chief Executive Officer
                                          ------------------------------------------------------------------------
  (effective 10/2/95) (5)                    1996        527,695           -            7,446                    -
                                          ------------------------------------------------------------------------
                                             1995              -           -            1,102                    -
==================================================================================================================
John M. Ryan                                 1997        280,000      91,700           31,900                7,500
  President and Director

                                          ------------------------------------------------------------------------
                                             1996        258,462     100,000            9,554                3,060
                                          ------------------------------------------------------------------------
                                             1995        215,392     150,000            5,390                    -
==================================================================================================================
Jeffrey L. Portman                           1997        175,000      45,325            5,294                7,500
  Executive Vice President -
  Sales and Marketing (6)
                                          ------------------------------------------------------------------------
                                             1996        123,045      50,000            9,606                    -
                                          ------------------------------------------------------------------------
                                             1995         57,692           -                -                    -
==================================================================================================================
Henry G. Almquist, Jr.                       1997         84,747      29,421              309                    -
  Senior Vice President, Finance &
   Accounting/Chief Financial Officer
                                          ------------------------------------------------------------------------
  (effective 1/8/97)                         1996              -           -                -                    -
                                          ------------------------------------------------------------------------
                                             1995              -           -                -                    -
==================================================================================================================
Neal G. Patton                               1997        125,008      28,289            1,908                6,581
  Secretary and General Counsel
                                          ------------------------------------------------------------------------
                                             1996        101,549       5,000              866                3,060
                                          ------------------------------------------------------------------------
                                             1995         81,618       5,000            1,227                    -
==================================================================================================================

(1) For the fiscal periods September 1, 1996 to August 31, 1997 ("1997"), October 2, 1995 to August 31, 1996 ("1996") and January 1, 1995 to October 1, 1995 ("1995").
(2) The Company does not have compensation agreements with its executive officers.
(3) Includes club membership reimbursements and executive medical reimbursements.
(4) Amounts reflect contributions made on behalf of each executive to the AMC Retirement Plan, a defined contribution retirement plan.
(5) Prior to October 2, 1995, Mr. Portman was compensated through his interests in the other Portman Companies.
(6) Prior to October 2, 1995, Jeffrey Portman was compensated by the Atlanta Decorative Arts Center ( "ADAC" ), which is owned and controlled by Mr. Portman's wife, Joan N. Portman, for his services. The 1995 salary amount reflects the amount reimbursed by the Company to ADAC.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of November 14, 1997, there were 61,962,751 shares of common stock, $1.00 par value, of the Company ("Common Stock") outstanding. The following table sets forth, as of November 14, 1997, certain information with respect to the beneficial ownership of Common Stock by each person who owned, at such date at least 5% of the outstanding Common Stock, each director of the Company who owns Common Stock, each executive officer of the Company named in the Summary Compensation Table above who owns Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise noted below, each such person has sole voting and investment power with respect to all shares shown below.

                                                          AMOUNT AND
                                                            NATURE
                                                         OF BENEFICIAL                     PERCENT OF
NAME AND ADDRESS BENEFICIAL OWNERSHIP                      OWNERSHIP                         CLASS
-------------------------------------                      ---------                         -----

FBCC CO.                                                   16,426,613                        26.5105
  3419 Westminster, Lock Box 274
  Dallas, TX  75207
JOHN C. PORTMAN, JR.                                       11,372,408  (1)  (2)              18.3536
  Chief Executive Officer and Chairman
  240 Peachtree Street, N. W.
  Suite 2200
  Atlanta, Georgia  30303
JOAN N. PORTMAN                                            11,343,154  (3)  (4)   (5)        18.3064
  240 Peachtree Street, N. W.
  Suite 2200
  Atlanta, Georgia  30303

                                                          AMOUNT AND
                                                            NATURE
                                                         OF BENEFICIAL                     PERCENT OF
NAME AND ADDRESS BENEFICIAL OWNERSHIP                      OWNERSHIP                         CLASS
-------------------------------------                      ---------                         -----

PORTMAN HOLDINGS, L. P.                                    10,880,302  (1)                   17.5594
  303 Peachtree Street, N. E.
  Suite 4600
  Atlanta, Georgia  30308
PEACHTREE 400 ASSOCIATES, LTD.                              6,863,798                        11.0773
  303 Peachtree Street, N. E.
  Suite 4600
  Atlanta, Georgia  30308
351 HOLDINGS, L. P.                                         4,375,425                         7.0614
  303 Peachtree Street, N. E.
  Suite 4600
  Atlanta, Georgia  30308
UNIBANK A/S, NEW YORK                                       4,252,089                         6.8623
  13-15 West 54th Street
  New York, New York 10019
JEFFREY L. PORTMAN                                             13,568  (6)                         *
  240 Peachtree Street, N. W.
  Suite 2200
  Atlanta, Georgia  30303
JOHN M. RYAN                                                    3,254  (7)                         *
  240 Peachtree Street, N. W.
  Suite 2200
  Atlanta, Georgia  30303
STANLEY P. STEINBERG                                            3,254  (8)                         *
  240 Peachtree Street, N. W.
  Suite 2200
  Atlanta, Georgia  30303
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (12        11,392,484                        18.3860
PERSONS)


*    Less than 1%.
(1) Includes 10,880,302 shares which are owned of record by Portman Holdings, with respect to which John C. Portman, Jr., as sole shareholder of Portman Properties, Inc., the sole general partner of Portman Holdings, has sole voting and investment power.
(2) Includes 492,106 shares which are owned of record by Peachtree Hotel Company, with respect to which John C. Portman, Jr., as sole general partner of Peachtree Hotel Company, has sole voting and investing power.
(3) Includes 4,375,425 shares owned by 351 Holdings, LP, with respect to which Joan N. Portman, as sole general partner of 351 Holdings, LP, has sole investment and voting power.
(4) Includes 103,931 shares owned by CGS Associates, L.P., with respect to which Joan N. Portman, as sole general partner of CGS Associates, L.P., has sole voting and investment power.
(5) Includes 6,863,798 shares owned by Peachtree 400 Associates, Ltd., with respect to which Joan N. Portman, as sole shareholder of the sole general partner of Peachtree 400 Associates, Ltd., has sole voting and investment power.
(6) Such shares are owned of record by AMC Orlando, in which Jeffrey L. Portman is a shareholder.
(7) Includes 3,254 shares owned of record by AMC Orlando, in which John M. Ryan is a shareholder.
(8) Such shares are owned of record by AMC Orlando, in which Stanley P. Steinberg is a shareholder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SERVICE AGREEMENTS

Prior to the formation of the Company, the Portman Companies shared personnel who provided certain services, including risk management, tax services, human resources services and legal services, to all of such affiliated entities. Following the formation of the Company, such personnel continue to provide certain of those services for both the Company and Portman Holdings pursuant to a series of agreements as described below. The cost of such services was determined based upon the cost of services obtained from third parties or the direct personnel expenses of the personnel providing such services. The service agreements have been approved by the Independent Directors of the Company. Additional services may be provided from time to time by Portman Holdings and the Company to each other during a transition period as the need arises. It is the Company's intention that such services will also be reimbursed based on the direct personnel expenses of the personnel providing such services or the cost to the Company for such services.

Services Provided by Portman Holdings

The Company and Portman Holdings entered into an agreement dated December 11, 1996 (the "Risk Management Agreement") whereby Portman Holdings provides risk management services to the Company. Portman Holdings receives $100,000 in twelve equal monthly installments for these services. Portman Holdings is also reimbursed for pre-approved out-of-pocket expenses and receives 50% of any claims management fee which is reimbursed to the Company by insurance companies. The Board of Directors has approved a one-year extension of the Risk Management Agreement, which currently expires on December 31, 1997. The Risk Management Agreement is subject to annual renewal by Portman Holdings and the Company.

The Company and Portman Holdings also entered into an agreement dated January 24, 1996 (the "Financial and Strategic Planning Agreement") whereby Portman Holdings provided financial and strategic planning services to the Company. Portman Holdings received $10,000 per month for these services. The Company terminated the Financial and Strategic Planning Agreement effective February 18, 1997.

The Company and Portman Holdings also entered into an agreement dated January 24, 1996 (the "Staff Support Agreement" ) whereby Portman Holdings provides the services of two support personnel to assist Mr. Portman. Portman Holdings receives $5,000 per month for these services, which represents approximately one half of the costs of providing such personnel. The Staff Support Agreement expires on December 31, 1997, subject to annual renewal by Portman Holdings and the Company.

The Company and Portman Holdings entered into an agreement dated November 14, 1995 ( the "Tax Services Agreement") whereby Portman Holdings provides tax services to the Company on a time-available basis based on specified rates for personnel involved. The Tax Services Agreement expired on December 31, 1996.

The Company and Portman Holdings entered into an agreement dated October 25, 1995 ( the "Cash Management Services Agreement") whereby Portman Holdings provided the Company with the services of its cash management administrator in implementing and administering the Company's cash management system. Services were reimbursed at a rate of $30 per hour. The Cash Management Services Agreement was terminated effective October 8, 1997.

The Company and Portman Holdings entered into an agreement dated February 1, 1997 ( the "Construction Management Services Agreement") whereby Portman Holdings provided consulting services related to construction management. Portman Holdings received $5,000 per month for these services. The Construction Management Services Agreement was terminated effective October 31, 1997.

The Company and Portman Holdings entered into an agreement dated May 1, 1996 ( the "Security Services Agreement"), whereby Portman Holdings provided certain security services for the Mart buildings. Portman

Holdings received approximately $29,000 per year for such services. The Security Services Agreement expired on December 31, 1996 and was not renewed.

Services provided by the Company

The Company and Portman Holdings entered into an agreement dated November 13, 1995 (the "Telephone Service Agreement") whereby the Company provides various telephone services to Portman Holdings, its affiliates and ADAC. The services include maintenance and consulting services at specified hourly rates, telephone services based on cost plus a mark-up, and equipment at specified rates. The Telephone Service Agreement had an initial term of one year, and automatically extended for a second year. The agreement terminated on November 13, 1997. The total billings for these services during the Company's 1997 fiscal year were approximately $16,000.

The Company and Portman Holdings entered into an agreement dated November 13, 1995 (the "Human Resource Service Agreement") whereby the Company will provide human resource services to Portman Holdings, its affiliates and ADAC. The fee for the services is based on a fixed rate per employee per month and is payable on a monthly basis. On November 13, 1997, the Company and Portman Holdings entered into a new agreement which extended the original contract to December 31, 1997 and on a month to month basis thereafter. The total billings for these services during the Company's 1997 fiscal year were approximately $84,000.

The Company and Portman Holdings have entered into an agreement dated November 13, 1995 (the "Legal Services Agreement") whereby the Company's legal department will provide legal services to Portman Holdings and its affiliates on a time available basis at specified hourly rates. The agreement expires on December 31, 1997. The total billings for these services during the Company's 1997 fiscal year were approximately $64,000.

The Company and Portman Holdings entered into an agreement dated November 13, 1996 (the "Computer Service Agreement") whereby the Company provides computer services to Portman Holdings, its affiliates and ADAC. The Computer Services Agreement was amended effective October 8, 1997. Maintenance services are provided at an hourly rate and access to hardware and software is provided at a base rate of $7,000 per month subject to increases and additional costs in certain circumstances. The Computer Service Agreement expires on August 31, 1998 and may be renewed at that time by mutual agreement between the Company and Portman Holdings. The total billings for these services during the Company's 1997 fiscal year were approximately $64,000.

The Company and Portman Holdings entered into an agreement dated January 1, 1996 (the "AMC Security Services Agreement"), whereby the Company provided certain security services for a building owned by Portman Holdings. AMC received approximately $12,000 per year for such services. The AMC Security Services Agreement expired on December 31, 1996 and was not renewed.

Interests in Portman Holdings

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

OTHER AGREEMENTS, INDEBTEDNESS AND INTERESTS

The Company is a party to separate management agreements with AMC Orlando and CGS Associates, L.P. ("CGS"). Additionally, as part of the formation of the Company, the Company received a Purchase Money Note of AMC Orlando. This Purchase Money Note bears interest at the rate of 7.5% per annum and is due and payable on July 20, 1999. Further, the Company has accounts receivable from certain affiliates, primarily representing management fees and reimbursable expenses, upon which interest does not accrue.

AMC Orlando and AMC Tampa

At August 31, 1997, AMC Orlando owed the Company approximately $70,000 in addition to the Purchase Money Note in the principal amount of $1,878,156 with accrued interest of $15,651. Jeffrey L. Portman beneficially owns an 10.9679% interest in AMC Orlando, and Messrs. Steinberg and Ryan each beneficially own a 2.6302% interest, in AMC Orlando. Mr. Portman's other adult children beneficially own an aggregate 59.1268% interest in AMC Orlando.

At August 31, 1997, AMC Tampa owed the Company approximately $68,000 in receivables. The Company holds the Purchase Money Note of AMC Tampa which at August 31, 1997 was in the principal amount of $390,442 with accrued interest of $10,574. As of September 17, 1997, the Company foreclosed on the AMC Tampa note receivable and assumed control of AMC Tampa.

CGS

At August 31, 1997, CGS owed the Company approximately $147,000. Joan N. Portman beneficially owns a 62.6498% interest in CGS and Jeffrey L. Portman beneficially owns a 5.1871% interest in CGS. Mr. Portman's other adult children beneficially own an aggregate of 29.1511% interest in CGS.

Portman Apparel

At October 2, 1995, Portman Apparel owed the Company $514,658 which was reserved and subsequently written off by the Company due to the foreclosure of Portman Apparel's principal property. Mr. Portman is the sole shareholder, sole director and President of S.F. Fashion Center, Inc., the sole general partner of Portman Apparel and beneficially owns an 85.8% interest in such partnership. Messrs. Ryan and Robinson, directors of the Company, beneficially own a 4.0% and 3.0% interest, respectively, in Portman Apparel. An adult child of Mr. Portman also beneficially owns a 0.2% interest in Portman Apparel. Mr. Ryan is an executive officer of S. F. Fashion Center, Inc.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K.

A.  Documents filed as part of this Form 10 - K:

1.  Financial Statements (included in Part II, Item 8):
         AMC, INC. AND SUBSIDIARIES
         THE ATLANTA MARKET CENTER COMPANIES (Predecessor)
         Independent Auditors' Report                                                            F-1
         Consolidated Balance Sheet as of August 31, 1997 and 1996 (AMC, Inc.)
         Consolidated Statements of Earnings for the year ended August 31, 1997 and for the period from October 2, 1995 through August 31, 1996 (AMC, Inc.)
         Combined Statements of Earnings for the Period from January 1, 1995 through October 1, 1995  (Predecessor)
         Consolidated Statements of Stockholders' Deficit for the year ended
            August 31, 1997 and for the period from October 2, 1995 through August 31, 1996
            (AMC, Inc.)
         Combined Statements of Deficit for the Period from January 1, 1995 through October 1, 1995  (Predecessor)
         Consolidated Statements of Cash Flows for the year ended August 31, 1997 and for the period from October 2, 1995 through August 31, 1996 (AMC, Inc.)
         Combined Statements of Cash Flows for the Period from January 1, 1995 through October 1, 1995 (Predecessor)
         Notes to Consolidated and Combined Financial Statements





2.  Financial Statement Schedules (included in Part IV):
         Report of Independent Auditors                                                          S-1
         Schedule II Valuation and Qualifying Accounts                                           S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.  Exhibits

     Exhibit No.                        Description
         3.1      Articles of Incorporation (incorporated by reference to
                  Exhibit 3.1 to the Registrant's Registration Statement on Form
                  S-4 No. 333-1742 filed on May 24, 1996 ("Registration
                  Statement"))

         3.2      Articles of Amendment (incorporated by reference to Exhibit
                  3.2 of the Registration Statement)

         3.3 By-laws (incorporated by reference to Exhibit 3.3 of the Registration Statement)

         4.1      Exchange and Registration Rights Agreement, dated as of
                  October 2, 1995, by and between the Company and the initial holders of the Private Placement Notes named therein
                  (incorporated by reference to Exhibit 4.1 of the Registration
                  Statement)

         4.2 Shareholders Agreement, dated as of October 2, 1995, by and between the Company and the initial shareholders of the Company named therein, as amended (incorporated by reference to Exhibit 4.2 of the Registration Statement)

         4.3 Indenture dated as of October 2, 1995 between the Company and Reliance Trust Company as Trustee, relating to the Exchange Notes (including the form of the Exchange Notes) (incorporated by reference to Exhibit 4.3 of the Registration Statement)

4.4 First Amendment to Indenture, dated as of April 4, 1996, between the Company and Reliance Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement)

4.5 Form of Warrants (incorporated by reference to Exhibit 4.5 of the Registration Statement)

10.1 Amended and Restated Credit Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P., Bank of America National Trust and Savings Association, as Agent, and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2 Rate Cap Transaction Agreement dated as of July 28, 1995, between Atlanta Gift Mart, L.P. and NationsBank, N.A. (Carolinas) (incorporated by reference to Exhibit 10.2 of the Registration Statement)

10.3 Modification and Second Amended and Restated Deed to Secure Debt and Security Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P. and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.3 of the Registration Statement)

10.4 First Amended and Restated Sequestration Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P., Bank of America National Trust and Savings Association, as Agent, and the Company (incorporated by reference to Exhibit 10.4 of the Registration Statement)

10.5 Credit Agreement dated as of September 30, 1995, by and among the Company, The Provident Bank as Agent, and the other lenders named therein (incorporated by reference to Exhibit 10.5 of the Registration Statement)

10.6 Deed to Secure Debt and Security Agreement dated as of October 2, 1995, between the Company and The Provident Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement)

10.7 Risk Management Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.7 of the Registration Statement)

10.8 Financial and Strategic Planning Agreement dated January 24, 1996, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.8 of the Registration Statement)

10.9 Executive Office Staff Support Agreement dated January 24, 1996, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.9 of the Registration Statement)

10.10 Tax Services Agreement dated November 14, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.10 of the Registration Statement)

10.11 Cash Management Services Agreement dated October 25, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit
         10.11 of the Registration Statement)

10.12 Telephone Service Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit
         10.12 of the Registration Statement)

10.13 Human Resource Service Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit
         10.13 of the Registration Statement)

10.14 Legal Services Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.14 of the Registration Statement)

10.15 Computer Service Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.15 of the Registration Statement)

10.16 First Restatement of Management Agreement dated as of October 2, 1995, by and between AMC Orlando and AMCMC (incorporated by reference to Exhibit 10.16 of the

         Registration Statement)

10.17 First Restatement of Management Agreement dated as of October 2, 1995, by and between AMC Tampa and AMCMC (incorporated by reference to Exhibit 10.17 of the Registration Statement)

10.18 First Restatement of Management Agreement dated as of October 2, 1995, by and between CGS and AMCMC (incorporated by reference to Exhibit
         10.18 of the Registration Statement)

10.19 Indenture of Lease dated as of November 1, 1968, by and between Mary Templis and Belle Frank as Trustees under the terms of the Will of Louis Templis, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.19 of the Registration Statement)

10.20 Indenture of Lease dated as of December 30, 1966, by and between The 250 Spring Corp., as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.20 of the Registration Statement)

10.21 Indenture of Lease dated as of September 1, 1972, by and between Bonnie Gordon Roe, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.21 of the Registration Statement)

10.22 Indenture of Lease dated as of October 27, 1969, by and between Shepard Bryan, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.22 of the Registration Statement)

10.23    Indenture of Lease dated as of November 1, 1969, by and between Jules
         G. Edwards, as Lessor, and the Company (by virtue of assignment), as Lessee, as amended by an Amendment to Indenture of Lease dated January 16, 1970 (incorporated by reference to Exhibit 10.23 of the Registration Statement)

10.24 Indenture of Lease dated as of September 1, 1969, by and between Mrs. Dorothy Fielder Ewing, Frank K. Ewing, Morris M. Ewing, Nancy C. Ewing Hembrough, and Trust Company of Georgia, as Trustee, under the Will of Charles A. Ewing, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.24 of the Registration Statement)

10.25 Indenture of Lease dated as of July 1, 1969, by and between Alice L. Weeks, and James C. Weeks, as Lessor, and the Company (by virtue of assignment), as Lessee, as amended by a First Amendment to Indenture of Lease dated as of February 28, 1987 (incorporated by reference to Exhibit 10.25 of the Registration Statement)

10.26    Indenture of Lease dated as of September 1, 1968, by and between Paul
         A. Clark, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.26 of the Registration Statement)

10.27    Indenture of Lease dated as of September 1, 1969, by and between Sara
         K. Bernath, Myer Caplan, Elias Margoles, Alvin Saul, and Felice G. Silberstein, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.27 of the Registration Statement)

10.28 Indenture of Lease dated as of October 16, 1963, by and between Methodist Children's Home of North Georgia, Inc., as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.28 of the Registration Statement)

10.29 Indenture of Lease dated October 1, 1963, by and between Mrs. Eula Sikes Hamilton, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.29 of the Registration Statement)

10.30    Indenture of Lease dated as of August 1, 1975, by and between William
         T. Davis as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.30 of the Registration Statement)

10.31 Indenture of Lease dated October 16, 1963, by and between J. W. O'Neal, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.31 of the Registration Statement)

10.32 Indenture of Lease dated November 7, 1963, by and among Mrs. Anne Grant Owens, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.32 of the Registration Statement)

10.33 Lease Agreement dated May 20, 1992, by and between Metropolitan Atlanta Rapid Transit Authority, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.33 of the Registration Statement)

10.34 Promissory Note dated October 2,1995, by and between AMC Tampa, Inc. and the Company (by virtue of assignment) (incorporated by reference to Exhibit 10.34 of the Registration Statement)

10.35 Promissory Note dated October 2, 1995, by and between AMC Orlando, Inc. and the Company (by virtue of assignment) (incorporated by reference to Exhibit 10.35 of the Registration Statement)

10.36 Noncompetition Agreement dated as of October 2, 1995, between John C. Portman, Jr. and the Company (incorporated by reference to Exhibit
         10.36 of the Registration Statement)

10.37 Construction Management Services Agreement dated April 1, 1996, between Portman Holdings and the Company (incorporated by reference to Exhibit
         10.37 of the Registration Statement)

10.38 Security Services Agreement dated January 1, 1996, between Portman Holdings and the Company (incorporated by reference to Exhibit 10.38 of the Registration Statement)

10.39 Security Services Agreement dated May 1, 1996 between Portman Holdings and the Company (incorporated by reference to Exhibit 10.39 of the Registration Statement)

10.40 Amendment dated October 8, 1997 to the Computer Service Agreement dated November 13, 1995, between the Company and Portman Holdings

10.41 Human Resources Services Agreement dated November 13, 1997 between the Company and Portman Holdings.

11.0     Computation of Earnings Per Common Share

21.1     Subsidiaries of the Company

24.1     Powers of Attorney

27.0     Financial Data Schedule (for SEC use only)

99.1     Letter of Transmittal

B. No reports on Form 8 - K were issued subsequent to the Registrant's Quarterly Report on Form 10 - Q for the quarter ended November 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMC, Inc.
                                             (Registrant)


                                    By:      /s/ JOHN C. PORTMAN, JR.
                                             -----------------------------------
                                             John C. Portman, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer




                                             /s/ JOHN M. RYAN
                                             -----------------------------------
                                             John M. Ryan
                                             President



                                             /s/ HENRY G. ALMQUIST, JR.
                                             -----------------------------------
                                             Henry G. Almquist, Jr.
                                             Sr. Vice President - Finance and
                                             Accounting, Chief Financial Officer
                                             (Principal financial and accounting
                                             officer)

November 26, 1997

Pursuant to the requirements of the Securities Act of 1934, this Amendment to Registration Statement has been signed by the following persons on November 26, 1997 in the capacities indicated.

            Signature                                           Title
                                             Chairman of the Board and Chief Executive
     /S/ JOHN C. PORTMAN, JR.                Officer (principal executive officer)
------------------------------------
        John C. Portman, Jr.

        /S/ JOHN M. RYAN                     President and Director
------------------------------------
           John M. Ryan

                *                            Director
------------------------------------
    R. Charles Loudermilk, Sr.

                *                            Director
------------------------------------
        D. Raymond Riddle

                *                            Director
------------------------------------
         A. J. Robinson

                *                            Director
------------------------------------
      Stanley P. Steinberg

                *                            Director
------------------------------------
          Andrew Young

*The undersigned by signing his name does hereby execute this Annual Report pursuant to powers of attorney filed as exhibits to the Annual Report.

By:               /S/ HENRY G. ALMQUIST, JR.
                  --------------------------
                  HENRY G. ALMQUIST, JR
                  Attorney-in-Fact

                          Independent Auditors' Report


The Board of Directors
AMC, Inc.:

Under date of October 17, 1997, we reported on the consolidated balance sheets of AMC, Inc. and subsidiaries (Company) as of August 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' deficit and cash flows for the year ended August 31, 1997 and the period from October 2, 1995 through August 31, 1996, and the combined statements of earnings, deficit and cash flows of the Atlanta Market Center Companies (Predecessor) for the period from January 1, 1995 through October 1, 1995 (included elsewhere in this Form 10-K). In connection with our audits of the aforementioned consolidated financial statements of the Company and the combined financial statements of the Predecessor, we also have audited the related financial statement schedule listed in Item 14a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    /S/ KPMG PEAT MARWICK LLP

Atlanta, Georgia
October 17, 1997

                                                                     Schedule II

                           AMC, INC. AND SUBSIDIARIES
     For the Year ended August 31, 1997 and the Period from October 2, 1995 through August 31, 1996

                       ATLANTA MARKET CENTER COMPANIES
          For the Period From January 1, 1995 through October 1, 1995

                        VALUATION AND QUALIFYING ACCOUNTS

====================================================================================================================
                                               Additions
--------------------------------------------------------------------------------------------------------------------
                          Allowance at            Bad           Recoveries of                          Allowance
                          beginning of           debt             previous         Receivables         at end of
                             period             expense          write-offs        written off          period
--------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful receivables:
--------------------------------------------------------------------------------------------------------------------
         1997                  $2,205,797           $641,772           $208,233      $(1,426,943)         $1,628,859
--------------------------------------------------------------------------------------------------------------------
         1996                   2,647,816            932,909             93,052       (1,467,980)          2,205,797
--------------------------------------------------------------------------------------------------------------------
         1995                   2,428,372            667,830             78,947         (527,333)          2,647,816
====================================================================================================================