Form 10-Q
period 1997-11-30
AMC INC
filed 1998-01-14
CIK 1002546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1997

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number: 333-1742

                                    AMC, INC
             (Exact name of registrant as specified in its charter)


                GEORGIA                                    58-2201031
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

          240 PEACHTREE ST., N. W.  SUITE 2200
          ATLANTA, GA                                          30303
          (Address of principal executive offices)             (Zip Code)

                                 (404) 220-2000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                          ---     ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ___ Yes ____No

         As of January 9, 1998, the Registrant has 61,962,751 shares of common stock, par value $1.00 per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           AMC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          November 30,         August 31,
                                                             1997                 1997
                                                        --------------      -------------
                                                           (unaudited)
                               ASSETS
Current assets:
   Cash                                                 $     528,491       $     520,854
   Restricted cash                                          3,422,292           2,598,375
   Restricted escrow deposits                               2,118,739           4,510,529
   Accounts and notes receivable                            2,788,442           2,845,294
   Deferred income taxes                                    1,819,528           2,425,495
   Other current assets                                     1,680,243             467,078
                                                        -------------       -------------
     Total current assets                                  12,357,735          13,367,625

Commercial property                                       335,060,937         333,615,976
Less accumulated depreciation                             139,839,072         136,636,802
                                                        -------------       -------------
   Net commercial property                                195,221,865         196,979,174
Notes receivable, less current maturities                     939,080             939,080
Deferred income taxes                                      17,162,405          17,319,644
Other non current assets                                      748,243             915,159
                                                        =============       =============
                                                        $ 226,429,328       $ 229,520,682
                                                        =============       =============

     LIABILITIES AND STOCKHOLERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                    $  14,400,000       $  14,400,000
   Accounts payable and accrued expenses                    5,601,680          11,712,664
   Deferred revenue                                         6,268,389           1,901,022
                                                        -------------       -------------
     Total current liabilities                             26,270,069          28,013,686

Long-term debt, less current portion                      291,065,115         294,665,115
Revolving line of credit                                    4,216,694           3,079,804
Other non current liabilities                               2,930,755           3,070,577
                                                        -------------       -------------
   Total liabilities                                      324,482,633         328,829,182
                                                        -------------       -------------

Stockholders' deficit:
   Common stock - $1 par value,
     100,000,000 shares
     authorized, 61,962,751
     shares issued and outstanding                         61,962,751          61,962,751
Capital deficit                                          (172,450,472)       (172,450,472)
Retained earnings                                          12,434,416          11,179,221
                                                        -------------       -------------
   Total stockholders' deficit                            (98,053,305)        (99,308,500)
                                                        =============       =============
                                                        $ 226,429,328       $ 229,520,682
                                                        =============       =============

      See accompanying notes to condensed consolidated financial statements

                           AMC, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                              Three months ended November 30,
                                              -------------------------------
                                                   1997               1996
                                              ------------       ------------
Revenues:
   Rental                                     $ 12,999,957       $ 11,898,690
   Trade shows                                   1,528,273          1,620,717
   Other revenues                                  710,991            906,732
                                              ------------       ------------
Total revenues                                  15,239,221         14,426,139

Operating expenses:
   Building operations                           1,887,233          1,876,125
   Trade shows                                     351,334            325,641
   Marketing                                       590,874            566,881
   General and administrative                    4,021,601          4,036,021
   Bad debt expense (recoveries)                   (39,428)           132,946
   Property taxes                                1,071,257          1,133,888
   Depreciation and amortization                 3,216,245          3,117,761
                                              ------------       ------------
Total operating expenses                        11,099,116         11,189,263
                                              ------------       ------------
Operating income                                 4,140,105          3,236,876

Other (income) expenses:
   Interest expense                              2,098,727          2,127,131
   Interest income                                 (96,632)          (123,804)
   Other expense                                   119,815            461,361
                                              ------------       ------------
Total other expenses, net                        2,121,910          2,464,688
                                              ------------       ------------

Income before income taxes                       2,018,195            772,188
Deferred income tax expense                        763,000            301,000
                                              ------------       ------------
Net income                                       1,255,195            471,188
Retained earnings at beginning of period        11,179,221          7,300,598
                                              ------------       ------------
Retained earnings at end of period            $ 12,434,416       $  7,771,786
                                              ============       ============
Net income per share - primary                $        .02       $        .01
                                              ============       ============
Net income per share - fully diluted          $        .02       $        .01
                                              ============       ============


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                         Three months ended November 30,
                                                         -------------------------------
                                                             1997               1996
                                                         --------------    -------------

Net income                                                $ 1,255,195       $   471,188
Adjustments to reconcile net income to net cash
provided by operating activities
   Depreciation and amortization                            3,216,245         3,117,761
   Deferred income tax expense                                763,000           301,000
   Decrease in accounts and notes receivables                  56,852           514,665
   Increase in other current and non current assets        (1,060,018)         (360,171)
   Decrease in accounts payable and accrued expenses       (6,110,984)       (1,364,830)
   Increase in deferred revenue                             4,367,367         3,215,584
   Decrease in other non current liabilities                 (139,822)         (208,436)
                                                          -----------       -----------
Net cash provided by operating activities                   2,347,835         5,686,761

Cash flows from investing activities:
   Additions to commercial property                        (1,444,961)       (3,027,623)
   Decrease (increase) in restricted cash                    (823,917)          218,480
                                                          -----------       -----------
Net cash used in investing activities                      (2,268,878)       (2,809,143)

Cash flows from financing activities:
   Decrease (increase) in restricted escrow deposits        2,391,790          (214,072)
   Net increase in revolving line of credit                 1,136,890         3,600,000
   Principal payments of AMM Escrow Bonds                          --            (5,312)
   Mart Bond payments                                      (3,600,000)       (3,000,000)
   Principal repayments of Gift Mart Mortgage Loan                 --          (694,739)
                                                          -----------       -----------
Net cash used in financing activities                         (71,320)         (314,123)
                                                          -----------       -----------

Increase in cash                                                7,637         2,563,495
Cash at beginning of period                                   520,854         1,052,082
                                                          ===========       ===========
Cash at end of period                                     $   528,491       $ 3,615,577
                                                          ===========       ===========

Supplemental disclosure -
Cash paid during the period for interest                  $ 2,016,771       $ 2,077,740
                                                          ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of AMC, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMC, Inc. and Subsidiaries' annual report on Form 10-K for the year ended August 31, 1997.

Certain prior year amounts have been reclassified to conform to the current period presentation.

(2)      CONTINGENT MATTERS

On April 19, 1993, a former employee of AMCMC (predecessor company) filed suit against AMCMC for breach of contract and related tort claims. On January 19, 1996, the trial court granted summary judgment in favor of AMC on all counts. On March 5, 1997, the Georgia Court of Appeals reversed the trial court, and directed that judgment be entered in favor of the former employee on the breach of contract count and remanded the case for trial on the tort claims. The amount awarded for the breach of contract claim of approximately $320,000 in damages and interest was accrued at August 31, 1997. The Georgia Supreme Court has granted the Company's petition requesting a review by the high court of the Georgia Court of Appeals ruling.

The Company is subject to certain other claims in the ordinary course of business.

(3)       RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is required to be adopted in both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method presently used to compute earnings per share and to restate all prior period amounts. Statement 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Effective October 2, 1995, Mr. John C. Portman, Jr. and The Portman Companies entered into a series of agreements with their lenders to restructure their existing indebtedness. Under the terms of these agreements, the net assets of the Atlanta Market Center Companies were contributed to AMC, Inc., which had been formed principally for such purpose. In exchange for the existing debt reduced by certain amounts forgiven by the lenders, the creditors of Mr. Portman and certain affiliates, including the creditors of the Company, received approximately 82.5% of the equity interest in the Company, the Mart Bonds, the AMM Escrow Bonds, and the Antecedent Debt Notes.

This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS 15). As a result of this troubled debt restructuring, in which the existing debt exceeded the fair value of the equity interests issued and the total future principal and interest payments called for under the Mart Bonds, the Mart Bonds have initially been recorded at an amount equal to the total future cash payments, including interest, specified by their terms in accordance with SFAS 15. All future cash payments will be accounted for as a reduction of the carrying amount of the Mart Bonds, and no interest expense will be recognized on the Mart Bonds.

The Company's primary business is the operation of AmericasMart and the management of trade shows in conjunction with such Marts. Additionally, the Company manages trade shows on behalf of third parties at other locations.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company included elsewhere in this report and the AMC, Inc. and Subsidiaries' annual report on Form 10-K for the year ended August 31, 1997.

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

Quarter Ended November 30, 1997 Compared to Quarter Ended November 30, 1996

Rental revenues increased approximately $1,101,000 during the quarter ended November 30, 1997 ("Q1 1998") as compared to the quarter ended November 30, 1996 ("Q1 1997"). Rental revenues increased approximately $104,000 in the Gift Mart due to an increase in rental rates offset by a decrease in occupancy. Rental revenues increased approximately $1,443,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. Rental revenues in the Apparel Mart decreased approximately $446,000, reflecting a decrease in occupancy offset by an increase in rental rates.

Trade show revenues decreased approximately $92,000 in Q1 1998 compared to Q1 1997 primarily due to a decrease in convention and conference revenues. Other revenues decreased approximately $196,000 in Q1 1998 compared to Q1 1997 due to decreases in certain joint venture revenues and in transient parking revenues, offset by an increase in hotel commission revenue.

Q1 1998 expenses for Building Operations, Trade Shows, Marketing and General & Administrative were comparable to Q1 1997 expenses. Bad debt expense decreased approximately $172,000 in Q1 1998 as compared to Q1 1997 as a result of certain recoveries during Q1 1998 of amounts previously reserved. Property taxes decreased approximately $63,000 in Q1 1998 compared to Q1 1997 due to a decrease in the property tax assessment.

Depreciation and amortization expense increased approximately $98,000 in Q1 1998 as compared to Q1 1997 due to capital improvements which were made during fiscal year 1997.

The increase in operating income of approximately $903,000 in Q1 1998 as compared to Q1 1997 was primarily due to the increase in rental revenues.

Interest expense decreased approximately $28,000 during Q1 1998 compared to Q1 1997 due to the reduction of the principal balance of the Gift Mart Mortgage Loan.

The decrease in other expense of approximately $342,000 in Q1 1998 compared to Q1 1997 is the result of Olympic costs which were recorded in Q1 1997, which were non-recurring in nature.

Income tax expense increased approximately $462,000 in Q1 1998 compared to Q1 1997 due to the increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1997, the Company had approximately $291.1 million in long-term debt outstanding, of which approximately $98.6 million represents the Gift Mart Mortgage Loan. Additionally, approximately $4.2 million was outstanding under the Revolving Line of Credit at November 30, 1997. The Company's primary sources of cash are operating cash flows and borrowings under the Revolving Line of Credit. Borrowings on the Revolving Line of Credit of up to $10.0 million may be used to fund operations and capital improvements and for acquisition and start-up costs for new trade shows in an amount not to exceed $2.5 million. At November 30, 1997 approximately $5.8 million was available under the Revolving Line of Credit.

The availability of operating cash flows generated by the Gift Mart is limited by the terms of the Gift Mart Mortgage Loan. Cash flows from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled $.7 million for Q1 1997. No principal payments were made during Q1 1998 due to the budgeted allocation of funds for capital improvements. The approximate $.8 million increase in restricted cash is a result of this budgeted capital allocation.

Cash flows from operations, net of cash flows of the Gift Mart, were approximately $2.0 million during Q1 1998, and $5.1 million during Q1 1997. The decrease in operating cash flow in Q1 1998 compared to Q1 1997 is primarily attributable to the timing of the payment of property taxes. Under the terms of the Mart Bonds, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to adequately maintain the Company's properties. Total capital expenditures were approximately $1.4 million in Q1 1998, and $3.0 million in Q1 1997, which included approximately $64,000 and $22,000 in Gift Mart capital expenditures for Q1 1998 and Q1 1997, respectively. Management expects that capital expenditures, including tenant improvements, of approximately $10.0 million will be needed to improve and maintain the buildings during the year ending August 31, 1998. There can be no assurance, however, that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

Long-term debt repayments totaled approximately $3.6 million in Q1 1998, and $3.7 million in Q1 1997. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

Management expects that cash flows from operations and borrowings under the Revolving Line of Credit will be sufficient to fund operations, debt service prior to maturity and planned capital expenditures provided that the Company can maintain its operating revenues and expenses at current levels and that no unforeseen capital improvements are required. There can be no assurance the Company can maintain current revenue levels which are affected by changing economic conditions in the specific industries represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that operating cash flows and borrowings under the Revolving Line of Credit are insufficient, the Company would be required to seek additional financing; however, the Company's ability to do so is limited under the terms of the Revolving Line of Credit.

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

The stock representing the Company's interests in EC Holdings, Inc. ("EC Holdings"), which holds an interest in limited partnerships which own two mixed-use complexes in San Francisco's financial district, and certain unimproved land (the "Unimproved Land") has been pledged as security for the Antecedent Debt Notes. Under the terms of the Antecedent Debt Notes, since the Company did not liquidate its interest in EC Holdings or the Unimproved Land by October 2, 1997, the Antecedent Debt Note holders are entitled to direct the trustee for the bonds to foreclose upon the Company's interest in EC Holdings and the Unimproved Land. As of January 9, 1998, no foreclosure proceedings have been initiated.

INFLATION

The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to ten years while the term of most service contracts is one year or less.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See note 1 to Part 1, Item 1 - Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of security holders during the quarter ended November 30, 1997.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              11  Computation of Earnings Per Common Share

              27  Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended November 30, 1997 or subsequent to that date but prior to the filing date of this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMC, Inc.
                                  (Registrant)


                                  /S/ JOHN M. RYAN
                                  ----------------
                                  John M. Ryan
                                  President



                                  /S/ HENRY G. ALMQUIST, JR.
                                  --------------------------
                                  Henry G. Almquist, Jr.
                                  Sr. Vice President - Finance and
                                  Accounting, Chief Financial Officer
                                  (Principal financial and accounting officer)


Date:    January 14, 1998