Form 10-Q
period 1998-02-28
AMC INC
filed 1998-04-09
CIK 1002546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                  the quarterly period ended February 28, 1998

                                       or

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

                                 (404) 220-2000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X Yes            No
                                             ---            ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court     Yes            No
                     ---             ---

         As of April 1, 1998, the Registrant has 61,962,751 shares of common stock, par value $1.00 per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                              February 28,         August 31,
                                                                  1998                1997
                                                             -------------       -------------
                            ASSETS
Current assets:
   Cash                                                      $     375,017       $     520,854
   Restricted cash                                               3,622,541           2,598,375
   Restricted escrow deposits                                    2,760,002           4,510,529
   Accounts and notes receivable                                 2,515,370           2,845,294
   Deferred income taxes                                         1,819,528           2,425,495
   Other current assets                                            481,173             467,078
                                                             -------------       -------------
     Total current assets                                       11,573,631          13,367,625

Commercial property                                            324,283,563         333,615,976
Less accumulated depreciation                                  128,932,987         136,636,802
                                                             -------------       -------------
   Net commercial property                                     195,350,576         196,979,174
Notes receivable, less current maturities                          469,542             939,080
Deferred income taxes                                           13,802,611          17,319,644
Investment in limited partnerships                               3,877,378                  --
Other non current assets                                           581,327             915,159
                                                             -------------       -------------
                                                             $ 225,655,065       $ 229,520,682
                                                             =============       =============

             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                         $  14,400,000       $  14,400,000
   Accounts payable and accrued expenses                         7,826,419          11,712,664
   Deferred revenue                                              1,699,064           1,901,022
                                                             -------------       -------------
     Total current liabilities                                  23,925,483          28,013,686

Long-term debt, less current portion                           286,219,587         294,665,115
Revolving line of credit                                         4,895,608           3,079,804
Other non current liabilities                                    3,232,860           3,070,577
                                                             -------------       -------------
   Total liabilities                                           318,273,538         328,829,182
                                                             -------------       -------------

Stockholders' deficit:
   Common stock - $1 par value, 100,000,000 shares
     authorized, 61,962,751 shares issued and outstanding       61,962,751          61,962,751
Capital deficit                                               (172,450,472)       (172,450,472)
Retained earnings                                               17,869,248          11,179,221
                                                             -------------       -------------
   Total stockholders' deficit                                 (92,618,473)        (99,308,500)
                                                             -------------       -------------
                                                             $ 225,655,065       $ 229,520,682
                                                             =============       =============

      See accompanying notes to condensed consolidated financial statements

                           AMC, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                 Three months ended February 28,
                                                 -------------------------------
                                                     1998              1997
                                                 ------------      ------------
Revenues:
   Rental                                        $ 13,389,417      $ 12,165,242
   Trade shows                                      7,764,706         6,825,879
   Other revenues                                   1,354,037         1,308,887
                                                 ------------      ------------
Total revenues                                     22,508,160        20,300,008

Operating expenses:
   Building operations                              2,286,379         2,233,938
   Trade shows                                      1,413,311         1,079,554
   Marketing                                        2,582,630         2,101,245
   General and administrative                       4,426,501         4,311,111
   Bad debt expense                                   191,832            50,149
   Property taxes                                   1,121,144         1,142,884
   Depreciation and amortization                    3,220,637         3,643,845
                                                 ------------      ------------
Total operating expenses                           15,242,434        14,562,726
                                                 ------------      ------------
Operating income                                    7,265,726         5,737,282

Other (income) expenses:
   Interest expense                                 2,084,872         2,096,197
   Interest income                                   (109,830)          (98,661)
   Gain on limited partnership interest            (3,638,967)               --
   Other expense                                      134,819           132,972
                                                 ------------      ------------
Total other (income) expenses, net                 (1,529,106)        2,130,508
                                                 ------------      ------------

Income before income taxes                          8,794,832         3,606,774
Deferred income tax expense                         3,360,000         1,384,000
                                                 ------------      ------------
Net income                                          5,434,832         2,222,774
Retained earnings at beginning of period           12,434,416         7,771,786
                                                 ------------      ------------
Retained earnings at end of period               $ 17,869,248      $  9,994,560
                                                 ============      ============
Net income per share - basic                     $        .09      $        .04
                                                 ============      ============
Net income per share - diluted                   $        .09      $        .04
                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                 Six months ended February 28,
                                                -------------------------------
                                                    1998               1997
                                                ------------       ------------
Revenues:
   Rental                                       $ 26,389,374       $ 24,063,932
   Trade shows                                     9,292,979          8,446,596
   Other revenues                                  2,065,028          2,215,619
                                                ------------       ------------
Total revenues                                    37,747,381         34,726,147

Operating expenses:
   Building operations                             4,173,612          4,110,063
   Trade shows                                     1,764,645          1,405,195
   Marketing                                       3,173,504          2,668,126
   General and administrative                      8,448,102          8,347,132
   Bad debt expense                                  152,404            183,095
   Property taxes                                  2,192,401          2,276,772
   Depreciation and amortization                   6,436,882          6,761,606
                                                ------------       ------------
Total operating expenses                          26,341,550         25,751,989
                                                ------------       ------------
Operating income                                  11,405,831          8,974,158

Other (income) expenses:
   Interest expense                                4,183,599          4,223,328
   Interest income                                  (206,462)          (222,465)
   Gain on limited partnership interest           (3,638,967)                --
   Other expense                                     254,634            594,333
                                                ------------       ------------
Total other expenses, net                            592,804          4,595,196
                                                ------------       ------------

Income before income taxes                        10,813,027          4,378,962
Deferred income tax expense                        4,123,000          1,685,000
                                                ------------       ------------
Net income                                         6,690,027          2,693,962
Retained earnings at beginning of period          11,179,221          7,300,598
                                                ------------       ------------
Retained earnings at end of period              $ 17,869,248       $  9,994,560
                                                ============       ============
Net income per share - basic                    $        .11       $        .04
                                                ============       ============
Net income per share - diluted                  $        .11       $        .04
                                                ============       ============


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (UNAUDITED)


                                                                  Six months ended February 28,
                                                                 -------------------------------
                                                                     1998               1997
                                                                 ------------       ------------
Net income                                                       $  6,690,027       $  2,693,962
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                    6,436,882          6,761,606
   Deferred income tax expense                                      4,123,000          1,685,000
   Gain on limited partnership                                     (3,638,967)                --
   Decrease in accounts and notes receivables                         303,699            100,548
   Increase in other current and non current assets                   318,014            811,712
   Decrease in accounts payable and accrued expenses               (4,124,656)          (633,811)
   Decrease in deferred revenue                                      (201,957)           (56,005)
   Increase in other non current liabilities                          162,280             31,033
                                                                 ------------       ------------
Net cash provided by operating activities                          10,068,322         11,394,045

Cash flows from investing activities:
   Principal repayments of notes receivable                           469,538            469,538
   Additions to commercial property                                (4,780,334)        (5,662,083)
   Decrease (increase) in restricted cash                          (1,024,166)            33,033
                                                                 ------------       ------------
Net cash used in investing activities                              (5,334,962)        (5,159,512)

Cash flows from financing activities:
   Decrease (increase) in restricted escrow deposits                1,750,527           (857,536)
   Net increase in revolving line of credit                         1,815,804          2,021,214
   Principal payments of AMM Escrow Bonds                                  --           (512,703)
   Mart Bond payments                                              (7,200,000)        (6,000,000)
   Principal repayments of Gift Mart Mortgage Loan                 (1,245,528)        (1,315,173)
                                                                 ------------       ------------
Net cash used in financing activities                              (4,879,197)        (6,664,198)
                                                                 ------------       ------------

Decrease in cash                                                     (145,837)          (429,665)
Cash at beginning of period                                           520,854          1,052,082
                                                                 ------------       ------------
Cash at end of period                                            $    375,017       $    622,417
                                                                 ============       ============

Supplemental disclosure -
Cash paid during the period for interest                         $  4,202,732       $  4,255,727
                                                                 ============       ============

Non-cash distribution of limited partnership interest            $  3,877,378       $         --
                                                                 ============       ============

     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of AMC, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMC, Inc. and Subsidiaries' annual report on Form 10-K for the year ended August 31, 1997.

Certain prior year amounts have been reclassified to conform to the current period presentation.

(2)      CONTINGENT MATTERS

On April 19, 1993, a former employee of AMCMC (predecessor company) filed suit against AMCMC for breach of contract and related tort claims. On January 19, 1996, the trial court granted summary judgment in favor of AMC on all counts. On March 5, 1997, the Georgia Court of Appeals reversed the trial court, and directed that judgment be entered in favor of the former employee on the breach of contract count and remanded the case for trial on the tort claims. The amount awarded for the breach of contract claim of approximately $320,000 in damages and interest was accrued at August 31, 1997. The Georgia Supreme Court granted the Company's petition requesting a review of the Court of Appeals decision. The case was argued on March 16, 1998, and the parties are currently awaiting the Supreme Court's ruling.

The Company is subject to certain other claims in the ordinary course of business. Management does not expect that the resolution of such claims will have a material impact on the Company's financial position or results of operations.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

(4)      COMMERCIAL PROPERTY

In December 1997 the Company wrote off approximately $14,113,000 in assets which were fully depreciated.

(5)      INVESTMENT IN LIMITED PARTNERSHIPS

The Company, through its wholly owned subsidiary EC Holdings, Inc. ("EC Holdings") owns limited partnership interests in partnerships owning real estate in two mixed use complexes in San Francisco's financial district. These interests include two hotels, six office buildings, retail and associated parking. In February 1998, one of the partnerships sold a hotel property for an agreed upon number of units in another limited partnership. The Company's share of the units, which were distributed to EC Holdings, have a fair value of approximately $3,877,000 and have been recorded as an investment in a limited partnership. The units are pledged as security for the Antecedent Debt Notes. The gain of $3,639,000 recorded by the Company is net of certain related costs. The Company records its investments in limited partnerships using the cost method of accounting.

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

This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS 15). As a result of this troubled debt restructuring, in which the existing debt at the time of the restructure exceeded the fair value of the equity interests issued and the total future principal and interest payments called for under the Mart Bonds, the Mart Bonds have initially been recorded at an amount equal to the total future cash payments, including interest, specified by their terms in accordance with SFAS 15. All future cash payments will be accounted for as a reduction of the carrying amount of the Mart Bonds, and no interest expense will be recognized on the Mart Bonds.

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

RESULTS OF OPERATIONS

The Company's principal sources of revenues are rental revenues from the lease of showroom and exhibition space in AmericasMart and trade show revenues, which relate to specific shows staged for related industries. The Company leases showroom space over terms ranging from one to ten years with rent payable monthly over the term of the lease. In addition, the Company rents exhibition space during trade shows thereby affording non-tenant manufacturers an opportunity to exhibit merchandise during a specific trade show.

Quarter Ended February 28, 1998 Compared to Quarter Ended February 28, 1997

Rental revenues increased approximately $1,224,000 during the quarter ended February 28, 1998 ("Q2 1998") as compared to the quarter ended February 28, 1997 ("Q2 1997"). Rental revenues increased approximately $271,000 in the Gift Mart due to an increase in rental rates offset by a slight decrease in occupancy. Rental revenues increased approximately $1,314,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates, primarily associated with the Holiday and Floral area which opened in January 1997 and was expanded in January 1998. Rental revenues in the Apparel Mart decreased approximately $360,000, reflecting a decrease in occupancy and in rental rates.

Trade show revenues increased approximately $939,000 in Q2 1998 compared to Q2 1997 primarily due to an increase in January International Gift and Home Furnishings Market revenues and the addition of the Florida Gift Show. Other revenues increased approximately $45,000 in Q2 1998 compared to Q2 1997 due primarily to an increase in hotel commission and advertising revenues.

Building operations expenses increased approximately $52,000 in Q2 1998 compared to Q2 1997 due primarily to increased electrical costs.

Trade show expenses increased approximately $334,000 in Q2 1998 compared to Q2 1997 due primarily to costs associated with the Florida Gift Show.

Marketing expenses increased approximately $481,000 in Q2 1998 compared to Q2 1997 due primarily to an increase in costs associated with the January International Gift and Home Furnishings Market and the addition of the Florida Gift Show.

General and administrative expenses increased approximately $115,000 in Q2 1998 compared to Q2 1997 as a result of an increase in salary and benefit costs, offset by a decrease in certain professional service costs.

Bad debt expense increased approximately $142,000 in Q2 1998 compared to Q2 1997 due to an increase in potentially uncollectible accounts.

Depreciation and amortization expense decreased approximately $423,000 in Q2 1998 compared to Q2 1997 due to certain assets becoming fully depreciated in 1998.

The increase in operating income of approximately $1,528,000 in Q2 1998 as compared to Q2 1997 is primarily due to the increase in rental and trade show revenues.

The gain on limited partnership interest results from the sale of a hotel property in which the Company had an interest and the distribution of partnership units to EC Holdings in February 1998 as a result of the sale.

Income tax expense increased approximately $1,976,000 in Q2 1998 compared to Q2 1997 due to the increase in taxable income.

Six months Ended February 28, 1998 compared to Six Months Ended February 28,
1997.

Rental revenues increased approximately $2,325,000 during the six months ended February 28, 1998 ("YTD 1998") as compared to the six months ended February 28, 1997 ("YTD 1997"). Rental revenues increased approximately $355,000 in the Gift Mart due to an increase in rental rates offset by a decrease in occupancy. Rental revenues increased $2,777,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates primarily associated with the Holiday and Floral area which opened in January 1997 and was expanded in January 1998. Rental revenues in the Apparel Mart decreased approximately $806,000 reflecting a decrease in occupancy and in rental rates.

Trade show revenues increased approximately $846,000 in YTD 1998 compared to YTD 1997 primarily due to an increase in January International Gift and Home Furnishings Market revenues and the addition of the Florida Gift Show. Other revenues decreased approximately $151,000 for YTD 1998 compared to YTD 1997 due to decreases in certain joint venture revenues and transient parking revenues, offset by an increase in hotel commission and advertising revenues.

Building operations expenses increased approximately $64,000 for YTD 1998 compared to YTD 1997 due primarily to increased electrical costs.

Trade show expenses increased approximately $359,000 for YTD 1998 compared to YTD 1997 due primarily to costs associated with the Florida Gift Show.

Marketing expenses increased approximately $505,000 in YTD 1998 compared to YTD 1997 due primarily to an increase in costs associated with the January International Gift and Home Furnishings Market and the addition of the Florida Gift Show.

General and administrative expenses increased approximately $101,000 in YTD 1998 compared to YTD 1997 as a result of increased salary and benefit costs, offset by a decrease in certain professional service costs.

Property taxes decreased approximately $84,000 in YTD 1998 compared to YTD 1997 due to a decrease in the property tax assessment.

Depreciation and amortization expense decreased approximately $325,000 in YTD 1998 compared to YTD 1997 due to certain assets becoming fully depreciated in 1998.

The increase in operating income of $2,432,000 in YTD 1998 compared to YTD 1997 is primarily due to the increase in rental revenues.

Other expense decreased approximately $340,000 in YTD 1998 compared to YTD 1997 as a result of Olympic costs recorded in Q1 1997, which were non-recurring in nature.

The gain on limited partnership interest results from the sale of a hotel property in which the Company had an interest and the distribution of partnership units to EC Holdings in February 1998 as a result of the sale.

Income tax expense increased approximately $2,438,000 in YTD 1998 compared to YTD 1997 due to the increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1998, the Company had approximately $286.2 million in long-term debt outstanding, of which approximately $97.3 million represents the Gift Mart Mortgage Loan. Additionally, approximately $4.9 million was outstanding under the Revolving Line of Credit at February 28, 1998.

The Company's primary sources of cash are operating cash flows and borrowings under the Revolving Line of Credit. Borrowings on the Revolving Line of Credit of up to $10.0 million may be used to fund operations and capital improvements and for acquisition and start-up costs for new trade shows in an amount not to exceed $2.5 million. At February 28, 1998 approximately $5.1 million was available under the Revolving Line of Credit.

The availability of operating cash flows generated by the Gift Mart is limited by the terms of the Gift Mart Mortgage Loan. Cash flows from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled $1.2 million and $1.3 million for YTD 1998 and YTD 1997, respectively.

Cash flows from operations, net of cash flows of the Gift Mart, were approximately $7.8 million during YTD 1998, and $9.7 million during YTD 1997. The decrease in operating cash flow in YTD 1998 compared to YTD 1997 is primarily attributable to the timing of the payment of property taxes.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to adequately maintain the Company's properties. Total capital expenditures were approximately $4.8 million in YTD 1998, and $5.7 million in YTD 1997, which included approximately $272,000 and $91,000 in Gift Mart capital expenditures for YTD 1998 and YTD 1997, respectively. Except as discussed below, management expects that capital expenditures, including tenant improvements, of approximately $10.0 million will be needed to maintain the buildings and make improvements, including improvements related to possible increased rental activity, during the year ending August 31, 1998. There can be no assurance, that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

The Company has received a commitment, contingent upon the completion of certain events, including approval of the requisite bondholders, to increase the availability under the Revolving Line of Credit from $10 million to $20 million. The Company is currently seeking a waiver of the terms of certain of its indentures to permit the additional indebtedness. There can be no assurance that the Company will receive the requested waivers. The Company intends to use the increased availability under the Revolving Line of Credit to fund the proposed expansion of the Gardens line of business, originally planned for FY 1999, for the July 1998 International Gift and Home Furnishings Market, for working capital purposes, and for an additional liquidity reserve.

Management expects that cash flows from operations and borrowings under the Revolving Line of Credit will be sufficient to fund operations, debt service prior to maturity and approved capital expenditures provided that the Company can maintain its operating revenues and expenses at current levels and that no unforeseen or additional significant capital improvements are required. There can be no assurance the Company can maintain current revenue levels which are affected by changing economic conditions in the specific industries represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that operating cash flows and borrowings under the Revolving Line of Credit are insufficient, or the Company is not successful in increasing the Revolving Line of Credit, the Company would be required to seek additional financing or to refinance all of its debt obligations prior to maturity. The Company's ability to seek additional financing is limited under the terms of the Revolving Line of Credit and its indentures.

Under the terms of the Mart Bonds, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements. Mart Bond repayments totaled approximately $7.2 million in

YTD 1998, and $6.0 million in YTD 1997. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

In February 1998, one of the holders of the Mart Bonds offered to purchase for cash a portion of the outstanding Mart Bonds. This offer has expired and it is the understanding of the Company that none of the outstanding Mart Bonds were purchased pursuant to this offer. In connection with the offer, the offeror indicated that it intended to engage in dicussions with the Company regarding the refinancing of the Mart Bonds and that another holder also intends to engage in such discussions with the Company. While the Company has from time to time engaged in preliminary discussions with certain holders of the Mart Bonds regarding the refinancing of those Bonds and possible arrangements under which the Company or its affiliates would participate in repurchase of the Mart Bonds, neither the Company nor any of its affiliates is currently a party to any agreement, understanding or arrangement with respect to the refinancing of the Mart Bonds or with respect to any repurchase by the Company of the Mart Bonds or any other securities of the Company.

The remaining principal balance on the Gift Mart financing is due on July 31, 1998, with an option to extend the maturity date for one year, if specified performance levels are achieved. The Company expects such levels to be achieved and plans to extend the maturity of the debt. The Company's Mart Bonds are due and payable on July 31, 2000. The Company will not generate sufficient cash to repay such indebtedness and intends to refinance both of these debt obligations at maturity by extending their maturity dates or securing other financing. There can be no assurance that the Company will be able to extend the maturity dates of any of its indebtedness or secure alternative financing to fund the repayment thereof.

The Company is currently negotiating an agreement to engage a financial advisor to assist the Company in the identification and evaluation of strategic alternatives that may include certain transactions designed to maximize the value of the Company. The possible transactions could include a capital restructuring, asset repositioning or a sale of the Company or certain of its assets, in either a single transaction or a series of related transactions. Other assets of affiliates of the Company could be included in any such transaction or series of transactions. There can be no assurance that the Company will reach an agreement to engage a financial advisor, that the financial advisor will formulate any strategic alternative to maximize the value of the Company or that the Company will succeed in completing any transaction or series of transactions recommended by the financial advisor.

EC Holdings

The stock representing the Company's interests in EC Holdings, Inc. ("EC Holdings"), which holds an interest in limited partnerships which own two mixed-use complexes in San Francisco's financial district, and certain unimproved land (the "Unimproved Land") has been pledged as security for the Antecedent Debt Notes. Under the terms of the Antecedent Debt Notes, since the Company did not liquidate its interest in EC Holdings or the Unimproved Land by October 2, 1997, the Antecedent Debt Note holders are entitled to direct the trustee for the bonds to foreclose upon the Company's interest in EC Holdings and the Unimproved Land. As of April 1, 1998, no foreclosure proceedings have been initiated.

The limited partnership interests held by EC Holdings have interests in two hotels, six office buildings, retail and associated parking. In February 1998, one of the partnerships sold a hotel property for an agreed upon number of units in another limited partnership. The Company's share of the units, which were distributed to EC Holdings, have a fair value of approximately $3,877,000 and have been recorded as an investment in a limited partnership. The units are pledged as security for the Antecedent Debt Notes.

The other hotel in which EC Holdings has a limited partnership interest is currently under a non-binding letter of intent to be sold. In addition, the interests which own the office buildings, retail and parking are currently being offered for sale, although no agreement for the sale is currently pending.

INFLATION

The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases, and by providing for annual rental rate increases in most leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to ten years while the term of most service contracts is one year or less.

YEAR 2000 INFORMATION

The Company is currently assessing the potential impact of the Year 2000 computer systems issue on its operations. Based upon preliminary assessments, the Company's accounting system is the primary system which is currently not Year 2000 compliant. An upgraded version of the software which is Year 2000 compliant will be installed by November 1998. All other system changes or upgrades which are required to ensure Year 2000 compliance will be implemented by the end of fiscal year 1999. It is management's belief that the impact of the issue will not materially affect the Company's future operating results or financial condition.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See note 1 to Part 1, Item 1 - Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders here on January 26, 1998, the following proposals were adopted by the margins indicated:

                                                         For            Against      Abstain
Re-election to the Board of Directors of
D. Raymond Riddle, for a three year period.           49,417,353            0            0

Re-election to the Board of Directors of
John M. Ryan, for a three year period.                49,417,353            0            0

Proposal to ratify the appointment of
KPMG Peat Marwick LLP as independent auditors.        49,417,353            0            0


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  11 Computation of Earnings Per Common Share

                  27 Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended February 28, 1998 or subsequent to that date but prior to the filing date of this Form 10-Q.

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


Date: April 9, 1998