Form 10-Q
period 1998-05-31
AMC INC
filed 1998-07-14
CIK 1002546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                     the quarterly period ended May 31, 1998

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

         As of July 1, 1998, the Registrant has 62,173,154 shares of common stock, par value $1.00 per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                           AMC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     May 31,         August 31,
                                                     1998                1997
                                                  ------------      ------------
                               ASSETS
Current assets:
   Cash                                           $    555,527      $    520,854
   Restricted cash                                   3,435,890         2,598,375
   Restricted escrow deposits                        3,825,677         4,510,529
   Accounts and notes receivable                     2,769,917         2,845,294
   Deferred income taxes                             1,819,528         2,425,495
   Other current assets                              1,701,682           467,078
                                                  ------------      ------------
     Total current assets                           14,108,221        13,367,625

Commercial property                                325,939,638       333,615,976
Less accumulated depreciation                      132,209,665       136,636,802
                                                  ------------      ------------
   Net commercial property                         193,729,973       196,979,174
Notes receivable, less current maturities              469,542           939,080
Deferred income taxes                               12,338,611        17,319,644
Investment in limited partnerships                   6,414,114                --
Other non current assets                               541,862           915,159
                                                  ============      ============
                                                  $227,602,323      $229,520,682
                                                  ============      ============

  LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:

Current portion of long-term debt                 $ 14,400,000      $ 14,400,000
   Accounts payable and accrued expenses             7,025,500        11,712,664
   Deferred revenue                                  6,686,482         1,901,022
                                                  ------------      ------------
     Total current liabilities                      28,111,982        28,013,686

Long-term debt, less current portion               280,941,872       294,665,115
Revolving line of credit                             5,124,381         3,079,804
Other non current liabilities                        3,311,648         3,070,577
                                                  ------------      ------------
   Total liabilities                               317,489,883       328,829,182
                                                  ------------      ------------

Stockholders' deficit:
   Common stock - $1 par value,
     100,000,000 shares
     authorized, 62,173,154 shares
     issued and outstanding                         62,173,154        62,173,154
   Capital deficit                                (172,660,875)     (172,660,875)
   Retained earnings                                20,600,161        11,179,221
                                                  ------------      ------------
   Total stockholders' deficit                     (89,887,560)      (99,308,500)
                                                  ============      ============
                                                  $227,602,323      $229,520,682
                                                  ============      ============

     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                   Three months ended May 31,
                                                -------------------------------
                                                    1998                1997
                                                ------------       ------------
Revenues:
   Rental                                       $ 13,811,814       $ 12,649,496
   Trade shows                                     1,007,187          1,020,931
   Other revenues                                    616,751            775,138
                                                ------------       ------------
Total revenues                                    15,435,752         14,445,565

Operating expenses:
   Building operations                             2,083,491          1,862,273
   Trade shows                                       258,382            293,018
   Marketing                                         431,263            614,000
   General and administrative                      4,038,038          4,481,441
   Bad debt recovery                                 (50,937)           (20,858)
   Property taxes                                  1,270,461          1,277,412
   Depreciation and amortization                   3,283,200          3,436,140
                                                ------------       ------------
Total operating expenses                          11,313,898         11,943,426
                                                ------------       ------------
Operating income                                   4,121,854          2,502,139

Other (income) expenses:
   Interest expense                                2,086,616          2,056,733
   Interest income                                  (104,901)          (117,786)
   Gain on limited partnership interests          (2,387,248)                --
   Other expense                                     332,474          1,163,310
                                                ------------       ------------
Total other (income) expenses, net                   (73,059)         3,102,257
                                                ------------       ------------

Income (loss) before income taxes                  4,194,913           (600,118)
Deferred income tax expense (benefit)              1,464,000           (217,000)
                                                ------------       ------------
Net income (loss)                                  2,730,913           (383,118)
Retained earnings at beginning of period          17,869,248          9,994,560
                                                ------------       ------------
Retained earnings at end of period              $ 20,600,161       $  9,611,442
                                                ============       ============
Net income (loss) per share - basic             $        .04       $       (.01)
                                                ============       ============
Net income (loss) per share - diluted           $        .04       $       (.01)
                                                ============       ============


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                    Nine months ended May 31,
                                                -------------------------------
                                                     1998               1997
                                                ------------       ------------
Revenues:
   Rental                                       $ 40,201,188       $ 36,713,428
   Trade shows                                    10,300,166          9,467,527
   Other revenues                                  2,681,779          2,990,757
                                                ------------       ------------
Total revenues                                    53,183,133         49,171,712

Operating expenses:
   Building operations                             6,257,103          5,972,336
   Trade shows                                     2,023,027          1,698,213
   Marketing                                       3,604,767          3,282,126
   General and administrative                     12,486,140         12,828,573
   Bad debt expense                                  101,467            162,237
   Property taxes                                  3,462,862          3,554,184
   Depreciation and amortization                   9,720,082         10,197,746
                                                ------------       ------------
Total operating expenses                          37,655,448         37,695,415
                                                ------------       ------------
Operating income                                  15,527,685         11,476,297

Other (income) expenses:
   Interest expense                                6,270,215          6,280,061
   Interest income                                  (311,363)          (340,251)
   Gain on limited partnership interests          (6,026,215)                --
   Other expense                                     587,108          1,757,643
                                                ------------       ------------
Total other expenses, net                            519,745          7,697,453
                                                ------------       ------------

Income before income taxes                        15,007,940          3,778,844
Deferred income tax expense                        5,587,000          1,468,000
                                                ------------       ------------
Net income                                         9,420,940          2,310,844
Retained earnings at beginning of period          11,179,221          7,300,598
                                                ------------       ------------
Retained earnings at end of period              $ 20,600,161       $  9,611,442
                                                ============       ============
Net income per share - basic                    $        .15       $        .04
                                                ============       ============
Net income per share - diluted                  $        .15       $        .04
                                                ============       ============


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                       Nine months ended May 31,
                                                                    -------------------------------
                                                                        1998               1997
                                                                    ------------       ------------

Net income                                                          $  9,420,940       $  2,310,844
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                       9,720,082         10,197,746
   Deferred income tax expense                                         5,587,000          1,468,000
   Gain on limited partnership interests                              (6,026,215)                --
   Decrease in accounts and notes receivables                             49,152          1,760,766
   Decrease (increase) in other current and non current assets          (869,551)           398,842
   Decrease in accounts payable and accrued expenses                  (5,075,069)          (228,068)
   Increase in deferred revenue                                        4,785,461          4,559,446
   Increase (decrease) in other non current liabilities                  241,075            (81,322)
                                                                    ------------       ------------
Net cash provided by operating activities                             17,832,875         20,386,254

Cash flows from investing activities:
   Principal repayments of notes receivable                              469,538            469,538
   Additions to commercial property                                   (6,436,411)        (7,674,328)
   Increase in restricted cash                                          (837,515)           (62,487)
                                                                    ------------       ------------
Net cash used in investing activities                                 (6,804,388)        (7,267,277)

Cash flows from financing activities:
   Decrease (increase) in restricted escrow deposits                     684,852         (2,400,989)
   Net increase in revolving line of credit                            2,044,577          1,271,108
   Principal payments of AMM Escrow Bonds                                     --           (512,703)
   Mart Bond payments                                                (10,800,000)        (9,000,000)
   Principal repayments of Gift Mart Mortgage Loan                    (2,923,243)        (3,031,402)
                                                                    ------------       ------------
Net cash used in financing activities                                (10,993,814)       (13,673,986)
                                                                    ------------       ------------

Increase (decrease) in cash                                               34,673           (555,009)
Cash at beginning of period                                              520,854          1,052,082
                                                                    ------------       ------------
Cash at end of period                                               $    555,527       $    497,073
                                                                    ============       ============

Supplemental disclosure -
Cash paid during the period for interest                            $  6,183,977       $  6,146,233
                                                                    ============       ============

Non-cash distribution of limited partnership interest               $  6,414,114       $          -
                                                                    ============       ============

     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of AMC, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMC, Inc. and Subsidiaries' annual report on Form 10-K for the year ended August 31, 1997.

Certain prior year amounts have been reclassified to conform to the current period presentation.

(2)      CONTINGENT MATTERS

On April 19, 1993, a former employee of AMCMC (predecessor company) filed suit against AMCMC for breach of contract and related tort claims. On January 19, 1996, the trial court granted summary judgment in favor of the Company on all counts. On March 5, 1997, the Georgia Court of Appeals reversed the trial court, and directed that judgment be entered in favor of the former employee on the breach of contract count and remanded the case for trial on the tort claims. The amount awarded for the breach of contract claim for damages and interest was accrued at August 31, 1997. The Georgia Supreme Court granted the Company's petition requesting a review of the Court of Appeals decision. On July 13, 1998 the Supreme Court issued its opinion, affirming the summary judgement on the breach of contract claim, but ruling in favor of the Company on the tort claims. The Company has no present intention to seek further review of the breach of contract holding, and the Supreme Court's ruling is expected to conclude the matter.

The Company is subject to certain other claims in the ordinary course of business. Management does not expect that the resolution of such claims will have a material impact on the Company's financial position or results of operations.

(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

(4)       COMMERCIAL PROPERTY

In December 1997 the Company wrote off approximately $14,113,000 in assets which were fully depreciated.

(5)       INVESTMENT IN LIMITED PARTNERSHIPS

The Company, through its wholly owned subsidiary EC Holdings, Inc. ("EC Holdings") owns limited partnership interests in partnerships owning real estate in two mixed use complexes in San Francisco's financial district. These interests currently include six office buildings, retail and associated parking. In February 1998 and May 1998, two of the partnerships sold hotel properties for an agreed upon number of units in other limited partnerships. The Company's share of the units, which were distributed to EC Holdings, have a fair value of approximately $6,414,000 and have been recorded as an investment in limited partnerships. The units are pledged as security for the Antecedent Debt Notes. The gain of $6,026,000 recorded by the Company is net of certain related costs. The Company records its investments in limited partnerships using the cost method of accounting.

(6)       REVOLVING LINE OF CREDIT

On May 31, 1998, with the approval of the requisite bondholders, the Company's Revolving Line of Credit was amended to increase the maximum revolving commitment from $10,000,000 to $20,000,000 and to extend the maturity date to May 31, 2001. Under the terms of the amendment, the Revolving Line of Credit bears interest at the prime rate or LIBOR plus 2.10% at the Company's option, payable monthly. In addition, a commitment fee of .375% per annum on the daily unused portion of the Revolving Line of Credit is payable quarterly in arrears. Amounts under the Revolving Line of Credit are available for general corporate use, including operating expenses, working capital, capital improvements, debt service and acquisitions. Under certain circumstances, the usage of the Revolving Line of Credit may require the prior approval of one of the Company's bondholders.

(7)       COMMON STOCK

In May 1998, the Company issued 210,403 shares of common stock which were issuable as a result of the restructuring which had not been previously issued or reflected in common stock. The issuance was recorded as an adjustment to common stock and capital deficit. Prior period balances and earnings per share have been restated to reflect the issuance of the common stock.

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

Quarter Ended May 31, 1998 Compared to Quarter Ended May 31, 1997

Rental revenues increased approximately $1,162,000 during the quarter ended May 31, 1998 ("Q3 1998") as compared to the quarter ended May 31, 1997 ("Q3 1997").
Rental revenues increased approximately $332,000 in the Gift Mart due to an increase in rental rates offset by a slight decrease in occupancy. Rental revenues increased approximately $1,054,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates, primarily associated with the Holiday and Floral area which opened in January 1997 and was expanded in January 1998. Rental revenues in the

Apparel Mart decreased approximately $224,000 reflecting a decrease in occupancy and in rental rates.

Trade show revenues decreased approximately $14,000 in Q3 1998 compared to Q3 1997. Other revenues decreased approximately $158,000 in Q3 1998 compared to Q3 1997 due primarily to a decrease in hotel commissions and certain joint venture revenues.

Building operations expenses increased approximately $221,000 in Q3 1998 compared to Q3 1997 due primarily to increased electrical and building maintenance costs.

Trade show expenses decreased approximately $35,000 in Q3 1998 compared to Q3 1997 due primarily to costs associated with the March Gift Show.

Marketing expenses decreased approximately $183,000 in Q3 1998 compared to Q3 1997 due primarily to a decrease in costs associated with the apparel markets.

General and administrative expenses decreased approximately $443,000 in Q3 1998 compared to Q3 1997 as a result of a decrease in certain professional service costs, offset by an increase in salary and benefit costs.

Bad debt recovery increased approximately $30,000 in Q3 1998 compared to Q3 1997 due to the collection of accounts previously considered uncollectible.

Depreciation and amortization expense decreased approximately $153,000 in Q3 1998 compared to Q3 1997 due to certain assets becoming fully depreciated in 1998.

The increase in operating income of approximately $1,620,000 in Q3 1998 as compared to Q3 1997 is primarily due to the increase in rental and trade show revenues and the decrease in general and administrative expense.

The gain on limited partnership interest results from the sale of a hotel property in which the Company had an interest and the distribution of partnership units to EC Holdings in May 1998 as a result of the sale.

Other expense in Q3 1997 included the write-off of a related party note receivable as well as certain litigation costs that were not incurred in Q3 1998.

Income tax expense increased approximately $1,681,000 in Q3 1998 compared to Q3 1997 due to the increase in taxable income.

Nine months Ended May 31, 1998 compared to Nine Months Ended May 31, 1997.

Rental revenues increased approximately $3,488,000 during the nine months ended May 31, 1998 ("YTD 1998") as compared to the nine months ended May 31, 1997 ("YTD 1997"). Rental revenues increased approximately $735,000 in the Gift Mart due to an increase in rental rates offset by a decrease in occupancy. Rental revenues increased $3,783,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates primarily associated with the Holiday and Floral area which opened in January 1997 and was expanded in January 1998. Rental revenues in the Apparel Mart decreased approximately $1,030,000 reflecting a decrease in occupancy and in rental rates.

Trade show revenues increased approximately $833,000 in YTD 1998 compared to YTD 1997 primarily due to an increase in January International Gift and Home Furnishings Market revenues and the addition of the Florida Gift Show. Other revenues decreased approximately $309,000 for YTD 1998 compared to YTD 1997 due to decreases in certain joint venture revenues and transient parking revenues, offset by an increase in hotel commission and advertising revenues.

Building operations expenses increased approximately $285,000 for YTD 1998 compared to YTD 1997 due primarily to increased electrical and building maintenance costs.

Trade show expenses increased approximately $325,000 for YTD 1998 compared to YTD 1997 due primarily to costs associated with the addition of the Florida Gift Show.

Marketing expenses increased approximately $323,000 in YTD 1998 compared to YTD 1997 due primarily to an increase in costs associated with the January International Gift and Home Furnishings Market and the addition of the Florida Gift Show.

General and administrative expenses decreased approximately $342,000 in YTD 1998 compared to YTD 1997 as a result of a decrease in certain professional service costs offset by an increase in salary and benefit costs.

Property taxes decreased approximately $91,000 in YTD 1998 compared to YTD 1997 due to a decrease in the property tax assessment.

Depreciation and amortization expense decreased approximately $478,000 in YTD 1998 compared to YTD 1997 due to certain assets becoming fully depreciated in 1998.

The increase in operating income of $4,051,000 in YTD 1998 compared to YTD 1997 is primarily due to the increase in rental revenues.

Other expense decreased approximately $1,170,000 in YTD 1998 compared to YTD 1997 as a result of Olympic costs, the write-off of a related party note and certain litigation costs incurred in YTD 1997 that were not incurred in YTD 1998.

The gain on limited partnership interests results from the sale of hotel properties in which the Company had an interest and the distribution of partnership units to EC Holdings in February 1998 and May 1998 as a result of the sales.

Income tax expense increased approximately $4,119,000 in YTD 1998 compared to YTD 1997 due to the increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998, the Company had approximately $280.9 million in long-term debt outstanding, of which approximately $95.6 million represents the Gift Mart Mortgage Loan. Additionally, approximately $5.1 million was outstanding under the Revolving Line of Credit at May 31, 1998.

The Company's primary sources of cash are operating cash flows and borrowings under the Revolving Line of Credit. On May 31, 1998, with the approval of the requisite bondholders, the Company's Revolving Line of Credit was amended to increase the maximum revolving commitment from $10.0 million to $20.0 million and to extend the maturity date to May 31, 2001. Amounts under the Revolving Line of Credit are available for general corporate use, including operating expenses, working capital, capital improvements, debt service and acquisitions. The Company intends to use the increased availability under the Revolving Line of Credit to fund the early expansion of the Gardens line of business, for working capital purposes, and for an additional liquidity reserve. Under certain circumstances, the usage of the Revolving Line of Credit may require the prior approval of one of the Company's bondholders. At May 31, 1998 approximately $14.9 million was available under the Revolving Line of Credit.

The availability of operating cash flows generated by the Gift Mart is limited by the terms of the Gift Mart Mortgage Loan. Cash flows from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled $2.9 million and $3.0 million for YTD 1998 and YTD 1997, respectively.

Cash flows from operations, net of cash flows of the Gift Mart, were approximately $13.4 million during YTD 1998, and $16.1 million during YTD 1997. The decrease in operating cash flow in YTD 1998 compared to YTD 1997 is primarily attributable to the timing of the payment of property taxes.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to adequately maintain the Company's properties. Total capital expenditures were approximately $6.4 million in YTD 1998, and $7.7 million in YTD 1997, which included approximately $.7 million and $.4 million in Gift Mart capital expenditures for YTD 1998 and YTD 1997, respectively. Except as discussed below, management expects that capital expenditures, including tenant improvements, of approximately $11.0 million will be needed to maintain the buildings and make improvements, including improvements related to possible increased rental activity, during the year ending August 31, 1998. There can be no assurance, that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

Management expects that cash flows from operations and borrowings under the Revolving Line of Credit will be sufficient to fund operations, debt service prior to maturity and approved capital expenditures provided that the Company can maintain its operating revenues and expenses at current levels and that no unforeseen or additional significant capital improvements are required. There can be no assurance the Company can maintain current revenue levels which are affected by changing economic conditions in the specific industries represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that operating cash flows and borrowings under the Revolving Line of Credit are insufficient, the Company would be required to seek additional financing or to refinance all of its debt obligations prior to maturity. The Company's ability to seek additional financing is limited under the terms of the Revolving Line of Credit and its indentures.

Under the terms of the Mart Bonds, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements. Mart Bond repayments totaled approximately $10.8 million in YTD 1998, and $9.0 million in YTD 1997. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds will be determined based upon cash flows of the Gift Mart and of the Company, respectively.

In February 1998, one of the holders of the Mart Bonds offered to purchase for cash a portion of the outstanding Mart Bonds. This offer has expired and it is the understanding of the Company that none of the outstanding Mart Bonds were purchased pursuant to this offer. In connection with the offer, the offeror indicated that it intended to engage in discussions with the Company regarding the refinancing of the Mart Bonds and that another holder also intends to engage in such discussions with the Company. While the Company has from time to time engaged in preliminary discussions with certain holders of the Mart Bonds regarding the refinancing of those Bonds and possible arrangements under which the Company or its affiliates would participate in repurchase of the Mart Bonds, neither the Company nor any of its affiliates is currently a party to any agreement, understanding or arrangement with respect to the refinancing of the Mart Bonds or with respect to any repurchase by the Company of the Mart Bonds or any other securities of the Company.

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

The Company has engaged a financial advisor to assist the Company in the identification and evaluation of strategic alternatives that may include certain transactions designed to maximize the value of the Company. The possible transactions could include a capital restructuring, asset repositioning or a sale of the Company or certain of its assets, in either a single transaction or a series of related transactions. Other assets of affiliates of the Company could be included in any such transaction or series of transactions. There can be no assurance that the financial advisor will formulate any strategic alternative to maximize the value of the Company or that the Company will succeed in completing any transaction or series of transactions recommended by the financial advisor. The fees for the services provided by the financial advisor, including any success fees which may become payable, will be borne pro rata by the Company and the affiliates of the Company, as provided in a separate agreement between the Company and its affiliates. Under this agreement, based on their respective EBITDAs for 1997, the Company will contribute approximately 71% of fees and expenses, with any success fee that becomes payable to be based on the value of the respective parties' assets. The agreement with the financial advisor provides for an initial retainer fee of $250,000 and monthly fees of $50,000 per month for a minimum of twelve months.

EC Holdings

The stock representing the Company's interests in EC Holdings, Inc. ("EC Holdings"), which holds an interest in limited partnerships which own two mixed-use complexes in San Francisco's financial district, and certain unimproved land (the "Unimproved Land") has been pledged as security for the Antecedent Debt Notes. Under the terms of the Antecedent Debt Notes, since the Company did not liquidate its interest in EC Holdings or the Unimproved Land by October 2, 1997, the Antecedent Debt Note holders are entitled to direct the trustee for the bonds to foreclose upon the Company's interest in EC Holdings and the Unimproved Land. As of July 1, 1998, no foreclosure proceedings have been initiated.

The limited partnership interests held by EC Holdings currently have interests in six office buildings, retail and associated parking. In February 1998 and May 1998, two of the partnerships sold hotel properties for an agreed upon number of units in other limited partnerships. The Company's share of the units, which were distributed to EC Holdings, have a fair value of approximately $6,414,000 and have been recorded as an investment in limited partnerships. The units are pledged as security for the Antecedent Debt Notes.

 All other properties in which EC Holdings has interests are currently under an agreement to be sold to Boston Properties Limited Partnership ("BPLP") in exchange for a combination of preferred limited partnership units of BPLP and cash. If the transaction closes as proposed, it is expected to result in a gain to the Company, before related transaction costs, which could exceed $25 million. The transaction, which is proposed to close in the fourth quarter, is subject to further negotiation, due diligence by the parties and the preparation of mutually acceptable definitive documentation. There can be no assurance that the transaction will be completed or that the transaction will be completed as proposed.

Any cash distributions to EC Holdings or cash received upon the sale of limited partnership units must first be used to pay down the Antecedent Debt and the Revolving Line of Credit. The use of any additional cash distributions is limited under the terms of the Company's debt agreements.

INFLATION

The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases, and by providing for annual rental rate increases in most leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to ten years while the term of most service contracts is one year or less.

YEAR 2000 INFORMATION

The Company has assessed the potential impact of the Year 2000 computer systems issue on its operations. Based upon preliminary assessments, the Company's accounting system is the primary system which is currently not Year 2000 compliant. An upgraded version of the software which is Year 2000 compliant will be installed by November 1998. All other system changes or upgrades which are required to ensure Year 2000 compliance will be implemented by the end of fiscal year 1999. It is management's belief that the impact of the issue will not materially affect the Company's future operating results or financial condition.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See note 2 to Part 1, Item 1 - Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

         4.1 First Amendment to Credit Agreement dated as of May 31, 1998, by and among AMC, Inc. and the Provident Bank and various lenders.

         4.2      Amended and Restated Revolving Credit Note dated May 31, 1998.

         4.3      First Amendment to Intercreditor Agreement dated as of May 31,
                  1998 by and among The Provident Bank, as agent, and Reliance
                  Trust Company in its capacity as trustee.

         4.4 Second Amendment to Indenture dated as of May 31, 1998 by and between AMC, Inc. and Reliance Trust Company, as Trustee.

         4.5 Modification to Deed to Secure Debt and Security Agreement dated as of May 31, 1998 by AMC, Inc. and the Provident Bank as agent for the various lenders.

         10.1     Agreement dated April 8, 1998 among AMC, Inc., Portman
                  Lightfair Associates, L.P., CGS Associates, L.P., AMC Orlando,
                  Inc. and ADAC, L.P. regarding the engagement of Victor Capital
                  Group, L.P.

         10.2 Agreement dated April 7, 1998 regarding the engagement of Victor Capital Group, L.P. by AMC, Inc. for itself and as agent for Portman Lightfair Associates, L.P., CGS Associates,
                  L.P., AMC Orlando, Inc. and ADAC, L.P.

         11       Computation of Earnings Per Common Share

         27       Financial Data Schedule

    (b) The Company has not filed any reports on Form 8-K during the quarter ended May 31, 1998 or subsequent to that date but prior to the filing date of this Form 10-Q.

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


Date:    July 14, 1998