Form 10-K405
period 1998-08-31
AMC INC
filed 1998-11-12
CIK 1002546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 1998

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

             240 PEACHTREE ST., N.W. SUITE 2200, ATLANTA, GA 30303
                 (Address of principal executive offices)  (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X]

Neither the Registrant's common stock, par value $1.00 per share (the "Common Stock"), nor its Fixed Rate Class A Secured Notes due July 31, 2000 has a trading market. As of November 6, 1998, 39,333,243 shares Common Stock were held by non-affiliates of the Registrant.

As of November 6, 1998 the Registrant had 62,173,154 shares of common stock, par value $1 per share outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               TABLE OF CONTENTS

                                                                                               Page


                                                      PART I
Item 1.           Business                                                                       3

Item 2.           Properties                                                                     6

Item 3.           Legal Proceedings                                                              7

Item 4.           Submission of Matters to a Vote of Security Holders                            8

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related
                    Shareholder Matters                                                          8

Item 6.           Selected Financial Data                                                        9

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         10

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                    17

Item 8.           Financial Statements and Supplementary Data                                   17

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                         36

                                                      PART III

Item 10.          Directors and Executive Officers of the Registrant                            36

Item 11.          Executive Compensation                                                        38

Item 12.          Security Ownership of Certain Beneficial Owners and Management                39

Item 13.          Certain Relationships and Related Transactions                                40

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K              42


THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AMC, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF AMC, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE, BUT MAY NOT BE LIMITED TO, (A) CHANGES IN THE GENERAL ECONOMIC CLIMATE, (B) CONDITIONS OF TENANTS, (C) INCREASED OPERATING COSTS AND INTEREST EXPENSE, (D) THE TIMING OF AND COSTS ASSOCIATED WITH PROPERTY IMPROVEMENTS, (E) CHANGES IN TAXATION OR ZONING LAWS, (F) GOVERNMENT REGULATIONS, (G) AVAILABILITY OF FINANCING TO REPAY OUTSTANDING INDEBTEDENSS AND FOR OTHER PURPOSES, (H) POTENTIAL LIABILITY UNDER ENVIRONMENTAL OR OTHER LAWS OR REGULATIONS, (I) GENERAL COMPETITIVE FACTORS AND
(J) YEAR 2000 COMPLIANCE ISSUES. AMC, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

AMC, Inc. (the "Company" or "AMC"), a Georgia Corporation, was organized in 1995 in conjunction with a series of transactions which involved the exchange of certain assets, debt and equity and the debt restructuring of Mr. John C. Portman, Jr. ("Mr. Portman") and a group of affiliated entities (collectively, the "Portman Companies") (these transactions, collectively the "Formation Transactions"). As a result of these transactions, the initial assets of AMC included the Atlanta Merchandise Mart (the "Merchandise Mart"), the Atlanta Apparel Mart (the "Apparel Mart"), the Atlanta Gift Mart (the "Gift Mart"; the Merchandise Mart, the Apparel Mart and the Gift Mart are referred to collectively herein as the "Marts"), and the assets of the Atlanta Market Center Management Company, Inc. ("AMCMC") which operated the Marts and was merged into AMC. The Company's primary business is the operation of the Marts and the management of trade shows in conjunction with the Marts, which historically have generated more than 90% of the Company's revenues from both rental and trade show revenues. Additionally, the Company manages trade shows on behalf of third parties at other locations.

For revenue and related financial data, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data" included herein. For the history of the Company and a discussion of the Formation Transactions see "--Formation Transactions."

RECENT DEVELOPMENTS

See Item 7, under "Liquidity and Capital Resources" for a discussion of the BPLP Transaction and the FBCC Transaction, as defined therein.

TRADE SHOW AND MART INDUSTRY OVERVIEW

Trade marts are facilities that allow wholesalers, principally manufacturers and their representatives (collectively, "Manufacturers"), to offer their goods to a broad range of retailers at a single location. Trade marts offer Manufacturers permanent showrooms for year round exhibition of their products. By committing to permanent space, in addition to having the availability of a year round sales facility, a Manufacturer has the ability to construct significant tenant improvements and is assured of a specific location and the ability to participate in the trade shows held at the trade mart during the lease term. Additional temporary exhibit space is made available to Manufacturers during periodic industry-specific trade shows. Buyers attend trade shows because they offer the opportunity to view and compare the latest industry products of numerous Manufacturers in a time and cost efficient manner.

Trade shows are held at trade marts or at other exhibition facilities. A trade show is generally located in a city that offers convenient transportation and adequate infrastructure to support a large number of attendees. Trade shows are typically prominent in industries in which products are non-standardized, change frequently or require physical inspection before purchase. The success of a trade show depends both upon the breadth of merchandise offered and participation by a significant group of buyers.

Trade shows are attended by buying groups of large retailers who prefer the efficiency of purchasing associated therewith over individual meetings with Manufacturers. Additionally, trade shows are attended by many retailers who cannot afford to visit numerous Manufacturers and whose purchasing power may not warrant visits from sales representatives of Manufacturers. For these reasons, management believes that trade shows represent an essential buying opportunity for many retail purchasers.

BUSINESS OF THE COMPANY

Each of the Marts primarily focuses on specific industries. The Apparel Mart, with approximately 1.3 million square feet, houses fashion accessories, jewelry and women's, children's and men's apparel products. The Gift Mart houses approximately 1.0 million square feet of permanent giftware. The Merchandise Mart, which has approximately 2.0 million square feet, houses holiday and floral products, rugs, home accents, home accents and fine linens and garden products.

The success of a particular trade mart or trade show depends upon its ability to attract Manufacturers of a broad range of merchandise, which in turn attracts a substantial number of buyers. Similarly, a Manufacturer of merchandise seeks the opportunity to sell its products to the broadest number of buyers. Accordingly, the Company markets to both Manufacturers and buyers.

The Company seeks out Manufacturers primarily through industry lists and targeted mailings. In addition, the Company identifies Manufacturers at other trade marts and trade shows in its industries and markets to them as well. Similarly, the Company attempts to attract new and additional buyers for its trade shows and Marts by targeted mailings using industry lists. The Company also keeps records of all persons participating as buyers at its trade shows and Marts and generally invites them to attend upcoming trade shows through direct mailings. Further, the Company markets its Marts and trade shows through industry publications.

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

The Company also focuses on cross-merchandising opportunities by educating buyers about the variety of goods available from its various Marts. The Company continually seeks to introduce new product lines in its Marts. In recent years, the Marts have focused on product lines which present cross-selling opportunities with existing product lines because a related line of products can be introduced more efficiently if a critical mass of related merchandise already exists. The Company's strategy has also been to expand existing product lines and, accordingly, the number of Manufacturers represented at its Marts. For example, in the upcoming year the Company will convert the third and fifteenth floors of the Merchandise Mart from temporary exhibit space into permanent showrooms. This conversion represents an expansion of the Rug and Garden industries located on the fourth to sixth floors and fourteenth floor, respectively. The Company's goal is to become a cross-category buying destination where buyers can satisfy their buying requirements in a short period of time rather than having to travel to a number of different trade shows. Aerial walkways between the Company's Marts facilitate cross-selling opportunities and buying efficiency.

During periods when there are no Company sponsored trade shows, the Company leases its temporary exhibit space to third parties for conventions, meetings and trade shows (referred to as the "Convention Center Sales" business).

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

Existing competitors to the Apparel Mart include the New York garment district and regional marts located in Dallas, Chicago, San Francisco, Las Vegas and Miami. Existing competitors to the Gift Mart include regional marts located in New York, Dallas, Chicago, San Francisco and Los Angeles, as well as trade shows in New York, Los Angeles, Boston, Washington, D.C., Chicago, and San Francisco. Existing competitors to the Merchandise Mart include the Surfaces Show in the area rug industry; mill showrooms and a semi-annual trade show in New York in the home textile industry; and trade marts in High Point, North Carolina, Dallas and San Francisco in the home accents and furniture industries.

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

On the Formation Date there were five classes of creditors (Classes A through E) under the OCPA holdings claims against Mr. Portman personally. In addition, each of the Apparel Mart, Merchandise Mart and the Gift Mart were encumbered by separate mortgage loans. As a part of the OCPA termination, certain of this debt was forgiven and the remainder was restructured, resulting in an extraordinary gain of approximately $68.0 million for two of the predecessor companies, The Atlanta Apparel Mart, L.P. and the Atlanta Merchandise Mart, L.P. The debt was restructured as follows:

- Debt outstanding under the Class A Claims of $10,740,239 on the Formation Date was modified to become (1) the Fixed Rate Class A AMM Escrow Notes due July 31, 1997 in the principal amount of $1,656,007 (the "AMM Escrow Bonds") and (2) the Class A Elevated Antecedent Debt Notes due July 31, 2000 in the principal amount of $8,033,600 (the "Elevated Antecedent Debt Notes");

- Debt outstanding under the Class B, C and D Claims of $280,329,854 on the Formation Date, which represented personal obligations of Mr. Portman, were extinguished in exchange for the transfer by Mr. Portman of interests in certain assets securing such claims. Such interests were then contributed to AMC by the claimants for 29,203,000 shares of Common Stock of AMC; the distribution was regarded as a distribution to Mr. Portman for accounting purposes;

- Debt outstanding under the Class E claims of $8,483,953 on the Formation Date was extinguished with no further consideration;

- Of the debt outstanding on the then existing Apparel Mart mortgage financing of approximately $162,000,000 on the Formation Date, $72,000,000 was forgiven and the balance was transferred to AMC and modified to become $80,000,000 in principal amount of Private Placement Notes issued directly to the members of the lending syndicate. In addition, the members of the lending syndicate received 10,790,000 shares of Common Stock of AMC and warrants to purchase an additional approximately 8,409,000 shares of Common Stock of AMC;

- Of the debt outstanding on the then existing Merchandise Mart mortgage financing of approximately $153,000,000 on the Formation Date, $60,000,000 was forgiven and the balance was transferred to AMC and modified to become $80,000,000 in principal amount of Private Placement Notes issued directly to the members of the lending syndicate. In addition, the members of the lending syndicate received 11,300,000 shares of Common Stock of AMC and warrants to purchase an additional approximately 8,807,000 shares of Common Stock of AMC (all Private Placement Notes referred to collectively as the "Mart Bonds"); and

- Debt outstanding on the then existing Gift Mart mortgage financing of approximately $107,282,009 on the Formation Date was modified to extend the term, to increase the interest rate and to reflect numerous other changes from the original financing (such debt, the "Gift Mart Mortgage Loan").

The foregoing transactions are referred to collectively as the "Formation." In the Formation, assets of approximately $214.9 million and liabilities of approximately $345.4 million, representing all of the assets and liabilities of the Marts and AMCMC (the "Atlanta Market Center Companies" or the "Predecessor Companies"), and the AMM Escrow Bonds and the Elevated Antecedent Debt Notes were transferred to AMC. In addition, AMC received a $3,756,306 Purchase Money Note of AMC Orlando, Inc., a Florida Corporation ("AMC Orlando"), and a $446,220 Purchase Money Note of AMC Tampa, Inc., a Florida corporation ("AMC Tampa"). Further, AMC received all of the common stock of LFGP, Inc., a Georgia corporation ("LFGP") (which holds a 48.9982% general partnership interest in Portman Lightfair Associates L.P. ("Portman Lightfair")), and E.C. Holdings, Inc., a Georgia corporation ("EC Holdings") (which indirectly held an interest in two mixed use complexes located in San Francisco, California). The investments in LFGP and EC Holdings had insignificant or no carrying values at the Formation Date. Finally, AMC received a small parcel of unimproved property in Atlanta, Georgia (the "Pisa Land") with a carrying value of approximately $.4 million.

EMPLOYEES

The Company had approximately 224 full-time employees on August 31, 1998. In addition, the Company hires temporary employees as needed to support its operations during peak trade shows. No material segment of the Company's employees are represented by a union or similar organization. The Company believes its relationships with its employees are satisfactory.

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

Apparel Mart

The Apparel Mart, which was opened in 1979 and expanded in 1989, is a 15-story building located on an approximately 3.6 acre site. The property is comprised of 11 separate tracts of land, approximately 65% of which is ground leased to the Company. The facility has approximately 900,000 rentable square feet currently devoted to permanent space, and approximately 364,000 rentable square feet currently devoted to temporary exhibit space and conference facilities. Additionally, the building has a 15-story atrium, a penthouse theater that seats approximately 1,000, a restaurant and on-site parking, all of which the Company owns. As of August 31, 1998, approximately 61% of the permanent showroom space was leased. Additional rental of exhibit space occurs during the Company's trade shows. The Apparel Mart is subject to a deed to secure debt which secures the obligations of the Company under a revolving line of credit (the "Revolving Line of Credit"), and a deed to secure debt which secures the Mart Bonds.

Merchandise Mart

The Merchandise Mart, a 23-story building which was opened in 1961 and expanded in 1967 and 1986, is located on an approximately 2.3 acre site. The property is comprised of eight parcels, seven of which represent 0.6 acre and are ground leased by the Company. The remaining 1.7 acre parcel is owned by the Company. The 23-story building has approximately 1.5 million rentable square feet currently devoted to permanent space and approximately 452,000 rentable square feet currently devoted to temporary exhibit space. As of August 31, 1998, the permanent space in the Merchandise Mart was approximately 81% leased. Additional rental of exhibit space occurs during the Company's trade shows. The Merchandise Mart is subject to a deed to secure debt which secures the obligations of the Company under the Revolving Line of Credit, and a deed to secure debt which secures the Mart Bonds.

Gift Mart

The Gift Mart, which was opened in January 1992, is an 18-story building located on an approximately 1.8 acre site. The Company owns this property, which is subject to a deed to secure debt which secures the Gift Mart Mortgage Loan. The building contains approximately 1.0 million rentable square feet, which is all permanent space, and a five-level parking garage. As of August 31, 1998, approximately 95% of such space was leased.

Periodically, the Company redesignates space in the Marts as rentable, non-rentable, permanent or temporary.

Other Properties

The Company, through its wholly-owned subsidiary EC Holdings, owns limited partnership interests in partnerships owning various types of real estate. In February and May 1998, two of the partnerships sold hotel properties for an agreed upon number of units in other previously unaffiliated limited partnerships that had been formed for the purpose of acquiring and operating hotel properties. The Company's share of the units, which were distributed to EC Holdings, had a fair value of approximately $6.4 million which has all been recorded as a gain since the Company had no previously recorded basis in the interest held by EC Holdings. The limited partnership units are not publicly traded and are restricted as to transfer for a period of time. The common stock of EC Holdings and its limited partnership interests collateralizes the Elevated Antecedent Debt Notes.

The Company also owns the Pisa Land, an approximately 0.3 acre tract of land in downtown Atlanta. The land currently is used for surface parking, which generates sufficient net income to cover its operating costs. The Pisa Land also secures the Elevated Antecedent Debt Notes. Under the terms of the Elevated Antecedent Debt Notes, since the Company did not liquidate its interest in EC Holdings or the Pisa Land by October 2, 1997, under certain conditions the Elevated Antecedent Debt Note holders are entitled to direct the trustee for the bonds to foreclose upon the Company's interest in EC Holdings and the Pisa Land.


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

ITEM 3.  LEGAL PROCEEDINGS

On April 19, 1993, a former employee of AMCMC (predecessor company) filed suit against AMCMC for breach of contract and related tort claims. On January 19, 1996, the trial court granted summary judgment in favor of the Company on all counts. On March 5, 1997, the Georgia Court of Appeals reversed the trial court, and directed that judgment be entered in favor of the former employee on the breach of contract count and remanded the case for trial on the tort claims. The amount awarded for the breach of contract claim for damages, plus estimated interest, of $400,000 was accrued at August 31, 1998. The Georgia Supreme Court granted the Company's petition requesting a review of the Court of Appeals decision. On July 13, 1998 the Supreme Court issued its opinion affirming the summary judgment on the breach of contract claim, but ruling in favor of the Company on the tort claims. The case has been remanded to the trial court to enter a judgment and to determine whether attorneys' fees should be awarded against either party in the case.

The Company is subject to certain other claims in the ordinary course of business. Management does not believe that the resolution of such claims will have a material impact on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's issued and outstanding Common Stock is not actively traded and there is not an established public trading market for such shares. As of November 6, 1998, there were approximately 19 shareholders of the Company's Common Stock. There were no dividends declared on the Company's Common Stock during the year ended August 31, 1998. The Company's debt agreements restrict dividend payments and it has no intention of paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, for the periods and dates indicated, summary historical consolidated and combined financial data derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. (Due to the Formation Transactions, interest expense subsequent to October 2, 1995 is not comparable to interest expense prior to October 2, 1995).

                                                AMC, INC.                            PREDECESSOR COMPANIES
                                   ------------------------------------   ---------------------------------------

                                                              PERIOD       PERIOD
                                                               FROM         FROM
                                                             OCTOBER 2,   JANUARY 1,
                                     YEAR         YEAR         1995         1995          YEAR          YEAR
                                     ENDED        ENDED       THROUGH      THROUGH        ENDED         ENDED
                                   AUGUST 31,   AUGUST 31,   AUGUST 31,   OCTOBER 1,   DECEMBER 31,  DECEMBER 31,
                                     1998         1997         1996         1995           1994         1993
                                   ----------   ----------   ----------   ----------   ------------  ------------

STATEMENT OF
OPERATIONS:
Revenues                           $  76,374    $  70,745    $  62,767    $  53,300    $  63,189    $  63,177
Operating expenses, exclusive of
  depreciation and amortization       41,763       40,986       37,165       27,721       36,681       35,205
Depreciation and amortization         13,082       13,534       11,515        9,559       13,511       14,472
    Operating income                  21,529       16,225       14,087       16,020       12,997       13,500
Interest expense                       8,291        8,375        7,780       25,560       25,946       24,018
Other expenses (income)               (6,315)       1,528       (4,396)        (346)         373         (310)
Income tax expense                     7,465        2,443        3,402           --           --           --
Income before
     extraordinary item            $  12,088    $   3,879    $   7,301    $  (9,194)   $ (13,322)   $ (10,208)
Income before extraordinary item
    per share - basic              $     .19    $     .06    $     .12    $      (a)   $      (a)   $      (a)
Income before extraordinary item
    per share - diluted            $     .19    $     .06    $     .12    $      (a)   $      (a)   $      (a)




BALANCE SHEET DATA:
Total assets                       $ 224,866    $ 229,521    $ 235,222    $ 214,133    $ 213,675    $ 219,903
Long-term debt and revolving
    line of credit                 $ 297,255    $ 312,145    $ 325,968    $ 354,505    $ 407,532    $ 410,541
Long-term advances from
    Affiliate                             --           --           --           --    $  12,048    $  12,048
Deficit                            $ (87,220)   $ (99,308)   $(103,187)   $(152,165)   $(231,015)   $(220,210)


OTHER:
Distributions to
    shareholders/partners          $      --    $      --    $      --    $     103    $   1,077    $   1,694



(a)     Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

OVERVIEW

AMC was formed effective October 2, 1995 with a fiscal year end of August 31. For purposes of discussion of the results of operations of AMC, Inc. and subsidiaries for the year ended August 31, 1997 compared to the prior period, audited results for AMC, Inc. and subsidiaries for the period from October 2, 1995 to August 31, 1996, have been combined with the unaudited results for the Atlanta Market Center Companies (predecessor companies) for the period from September 1, 1995 to October 1, 1995 ("Combined 1996") and have been set forth in the table below. The fiscal year for the Atlanta Market Center Companies ended on December 31. The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes of the Company which provide additional information on financial activities and conditions. References herein to the Company mean AMC, Inc. after October 2, 1995 and the Atlanta Market Center Companies prior thereto.

Effective October 2, 1995, Mr. Portman and The Portman Companies entered into a series of agreements with their lenders to restructure their existing indebtedness (the "Formation Transactions"). Under the terms of these agreements, the net assets of the Atlanta Market Center Companies were contributed to AMC, Inc., which had been formed principally for such purpose. In exchange for the existing debt reduced by certain amounts forgiven by the lenders, the creditors of Mr. Portman and certain affiliates, including the creditors of the Company, received approximately 82.5% of the equity interest in the Company, the Mart Bonds, the AMM Escrow Bonds, and the Elevated Antecedent Debt Notes.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results to vary materially. The risks and uncertainties associated with the forward-looking information, include, but are not limited to, (a) changes in the general economic climate,
(b) conditions of tenants, (c) increased operating costs and interest expense,
(d) the timing of and costs associated with property improvements, (e) changes in taxation or zoning laws, (f) government regulations, (g) availability of financing to repay outstanding indebtedness and for other purposes, (h) potential liability under environmental or other laws or regulations, (i) general competitive factors and (j) year 2000 compliance issues.


RESULTS OF OPERATIONS

General

The Company's principal sources of revenues are rental revenues from the lease of showroom and exhibition space in the Marts and trade show revenues which relate to specific shows staged for related industries. The Company leases showroom space over terms ranging from one to ten years with rent payable monthly over the term of the lease. In addition, the Company rents exhibition space during markets, thereby affording non-tenant Manufacturers and their representatives an opportunity to exhibit merchandise during a specific trade show.

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

The Company generally provides for losses on tenant receivables that are more than 60 days delinquent. Such policy has resulted in bad debt expense that has been determined to be generally reflective of experienced losses. This policy ultimately results in larger aggregate allowances as a percentage of total receivables. The Company does continue to pursue collection of such receivables once reserved and does not write them off until collection efforts indicate write-off is appropriate. Rents are due no later than the beginning of each month and accrued accordingly. There are no individually significant tenant receivables for which there is an allowance at any of the reporting period-ends, nor are there any trends, events, or conditions resulting in the allowance which management expects will materially impact future operating results, liquidity, or capital resources.

Year ended August 31, 1998 compared to Year ended August 31, 1997.

Rental revenues increased approximately $4,780,000 during 1998 compared to 1997. Rental revenues in the Gift Mart increased approximately $1,146,000 due to an increase in rental rates, partially offset by a slight decrease in occupancy. Rental revenues increased approximately $4,843,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. The increase in occupancy is primarily associated with the expansion of permanent showroom space for the Holiday and Floral industry during 1998. Rental revenues in the Apparel Mart decreased approximately $1,209,000, reflecting a decrease due to occupancy and rental rates. Trade show revenues increased approximately $881,000 during 1998 compared to 1997 due to improved results for the January Gift and Home Furnishings Market and the results of the Florida Gift Show, which the Company took over in 1998 in lieu of payment on a note receivable. These increases were offset by a decline in Convention Center Sales business. Other revenue experienced a slight decline during 1998 compared to 1997 due to the expiration of the INFORUM management agreement, offset by increases in both advertising sales and hotel commission revenues.

Building operations expense increased approximately $373,000 in 1998 over 1997 due to increased electrical costs. Trade show expenses increased approximately $474,000 during 1998 compared to 1997 due to increased registration costs associated with the Florida Gift Show, and increased temporary labor costs for both the January and July Gift and Home Furnishings Markets. Marketing expenses increased approximately $586,000 during 1998 compared to 1997 due to increased marketing costs associated with the Florida Gift Show, increased publishing expense as the Company further expanded its trade show-related publishing operations, and additional expense incurred to market the expansion of permanent showroom space for the Gardens industry. General and administrative expenses decreased approximately $444,000 during 1998 compared to 1997 primarily due to decreases in consulting expense and office supplies expense, offset by an increase in personnel and employee benefits costs. Bad debt expense decreased approximately $349,000 during 1998 compared to 1997 due to further improvements in collection efforts during 1998.

Depreciation and amortization expense decreased approximately $452,000 during 1998 compared to 1997. During 1997, certain building and tenant improvements were written off when two floors of the Merchandise Mart were rebuilt for the expansion of the Holiday and Floral industry, resulting in greater depreciation costs in 1997.

Interest expense decreased approximately $84,000 during 1998 as compared to 1997. The decrease in interest expense was due to the reduction of the Gift Mart Mortgage Loan balance, partially offset by an increase in the Revolving Line of Credit balance outstanding.

The gain on limited partnership interests of approximately $6,414,000 represents the fair value of the Company's share of limited partnership units received as a result of the February and May 1998 sales of two hotel properties owned by limited partnerships in which the Company has interests. The Company had no previously recorded basis in the interests held by EC Holdings. The limited partnership units received are not publicly traded, are restricted as to transfer for a period of time, and are pledged as security for the Elevated Antecedent Debt Notes.

Other expenses during 1998 decreased by $923,000 compared to 1997. The 1997 expenses included a reserve of approximately $407,000 for an affiliate note receivable and accrued litigation costs of $320,000 (see Part 3 -- Legal Proceedings).

The increase in income tax expense of approximately $5,022,000 in 1998 compared to 1997 resulted primarily from the increase in operating income and the gain on limited partnership interests.

Net income increased approximately $8,209,000 for 1998 compared to 1997 due to the increase in operating income and the gain on limited partnership interests.

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

                                                                      (Predecessor)
                                                    Period from        Period from
                                                     October 2,        September 1,      (Combined)
                                   Year Ended          1995 to           1995 to         Year Ended
                                    August 31,       August 31,         October 1,       August 31,
                                      1997              1996               1995             1996
                                 -------------     -------------      -------------     ------------
Revenues:                                                              (unaudited)       (unaudited)

    Rental                          $49,538           $43,916             $ 3,883        $ 47,799
    Trade Shows                      16,818            14,844                 866          15,710
    Other                             4,389             4,007                 229           4,236
                                    -------           -------             -------        --------
Total Revenues                       70,745            62,767               4,978          67,745

Operating Expenses:
    Building Operations               9,318             9,256                 126           9,382
    Trade Shows                       2,953             2,703                (222)          2,481
    Marketing                         5,511             4,210               1,130           5,340
    General and Administrative       18,079            15,922               1,927          17,849
    Bad Debt                            642               933                  (1)            932
    Property Taxes                    4,483             4,141                 353           4,494
    Depreciation and amortization    13,534            11,515                 731          12,246
                                    -------           -------             -------        --------
Total Operating Expenses             54,520            48,680               4,044          52,724
                                    -------           -------             -------        --------

    Operating Income                 16,225            14,087                 934          15,021

Other Income (Expenses):
    Interest Expense                 (8,375)           (7,780)             (2,944)        (10,724)
    Interest Income                     443               546                  37             583
    Proceeds from insurance claim        --               884                  --             884
    Olympic related income, net        (371)            3,317                  --           3,317
    Other                            (1,600)             (351)               (268)           (619)
                                    -------           -------             -------        --------

Income Before Income Taxes            6,322            10,703              (2,241)          8,462

    Income Tax Expense                2,443             3,402                  (1)          3,401
                                    -------           -------             -------        --------
Net Income (Loss)                   $ 3,879           $ 7,301             $(2,240)       $  5,061
                                    =======           =======             =======        ========



Rental revenues increased approximately $1,739,000 during 1997 compared to Combined 1996. Rental revenues in the Gift Mart increased approximately $490,000 due to an increase in rental rates, partially offset by a decrease in occupancy. Rental revenues increased approximately $2,531,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. Rental revenues in the Apparel Mart decreased approximately $1,282,000, reflecting a decrease in occupancy, offset by an increase in rental rates and increased exhibition space in the Apparel Mart. Trade show revenues increased approximately $1,108,000 during 1997 compared to Combined 1996 due to improved results for the January and July Gift and Home Furnishings Markets and increased exhibition space in the Apparel Mart.

Trade show expenses increased approximately $472,000 during 1997 compared to Combined 1996 due to increases in costs associated with the gift and apparel shows. Marketing expenses increased approximately $171,000 during 1997 compared to Combined 1996 due to an increase in publishing expense as the Company expanded its trade show-related publishing operations. General and administrative expenses increased approximately $230,000 during 1997 compared to Combined 1996 primarily due to an increase in personnel and employee benefits costs. Bad debt expense decreased approximately $290,000 during 1997 compared to Combined 1996 due to improved collection efforts during 1997.

Depreciation and amortization expense increased approximately $1,288,000 during 1997 compared to Combined 1996 primarily due to the write-off of certain building and tenant improvements disposed of when two floors of the Merchandise Mart were rebuilt for the expansion of the Holiday and Floral industry, as well as other capital improvements made during 1997.

Interest expense decreased approximately $2,349,000 during 1997 as compared to Combined 1996. This decrease in interest expense was due to the reduction of the Gift Mart Mortgage Loan balance as well as the fact that, subsequent to the formation of AMC on October 2, 1995, interest on certain of the Company's debt obligations is charged against the carrying value of the obligations and no interest expense is recognized.

The Company received $884,000 during Combined 1996 from the cash settlement of an insurance claim relating to litigation. Olympic related income represents revenues, net of direct costs, of business undertaken by the Company specifically related to the 1996 Centennial Olympic Games. Both the insurance claim and the Olympic related income are non-recurring in nature.

Other expenses during 1997 increased as a result of a reserve of approximately $407,000 for an affiliate note receivable, accrued litigation costs of $320,000 (see Part 3 -- Legal Proceedings), and certain other fees.

The decrease in income tax expense to approximately $2,443,000 for 1997 as compared to $3,401,000 for Combined 1996 resulted from a decrease in income before income taxes.

Net income was approximately $3,879,000 for 1997 compared to $5,061,000 for Combined 1996. The decrease in net income is primarily due to the recognition of non-recurring Olympic related income in Combined 1996, along with non-recurring Olympic related expenses in 1997.

Liquidity and Capital Resources.

At August 31, 1998, the Company had approximately $297.3 million in total debt outstanding, as follows (amounts in thousands):

       Description                                               Principal        Maturity
       ------------------------------------------------          ---------      -------------

       Gift Mart Mortgage Loan                                   $  95,049      July 31, 1999
       Mart Bonds (face amount of $160 million)                    188,800      July 31, 2000
       Elevated Antecedent Debt Notes                                7,303      July 31, 2000
       Revolving Line of Credit                                      6,103       May 31, 2001
                                                                 ---------
          Total debt                                             $ 297,255
                                                                 =========

The Company's primary sources of cash are operating cash flows and borrowings under the Revolving Line of Credit. On May 31, 1998, with the approval of the requisite bondholders, the Company's Revolving Line of Credit was amended to increase the maximum revolving commitment from $10.0 million to $20.0 million and to extend the maturity date to May 31, 2001. Amounts under the Revolving Line of Credit are available for general corporate use, including operating expenses, working capital, capital improvements, debt service and acquisitions. The Company intends to use the increased availability under the Revolving Line of Credit to fund approved capital projects, for working capital purposes, and for an additional liquidity reserve. At August 31, 1998 approximately $13.9 million was available under the Revolving Line of Credit.

The availability of operating cash flows generated by the Gift Mart is limited by the terms of the Gift Mart Mortgage Loan. Cash flows from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled $3.5 million and $4.4 million for 1998 and 1997, respectively.

Cash flows from operations, net of cash flows of the Gift Mart, were approximately $17.7 million during 1998, and $20.7 million during 1997. The decrease in operating cash flow in 1998 compared to 1997 is primarily attributable to the timing of the payment of property taxes.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to maintain and improve the Company's properties. Total capital expenditures were approximately $10.0 million in 1998 and $11.9 million in 1997, which included approximately $1.8 million and $.8 million in Gift Mart capital expenditures for 1998 and 1997, respectively. Capital expenditures, including tenant improvements, of approximately $17.3 million are budgeted for fiscal year 1999, $3.2 million of which are for the Gift Mart. There can be no assurance that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

Management believes that cash flows from operations and borrowings under the Revolving Line of Credit will be sufficient to fund operations, debt service prior to maturity and approved capital expenditures, provided that the Company can maintain its operating revenues and expenses at current levels and that no unforeseen or additional significant capital improvements are required. There can be no assurance the Company can maintain current revenue levels which are affected by changing economic conditions in the specific industries represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that operating cash flows and borrowings under the Revolving Line of Credit are insufficient, the Company would be required to seek additional financing or to refinance all of its debt obligations prior to maturity. The Company's ability to seek additional financing is limited under the terms of the Revolving Line of Credit and its indentures.

Under the terms of the Mart Bonds, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements. Mart Bond repayments totaled approximately $14.4 million in 1998, and $12.0 million in 1997. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds are determined based upon cash flows of the Gift Mart and of the Company, respectively.

The remaining principal balance on the Gift Mart Mortgage Loan is due on July 31, 1999. The Company's Mart Bonds and Elevated Antecedent Debt Notes are due and payable on July 31, 2000. The Company will not generate sufficient cash to repay such indebtedness and intends to refinance these debt obligations at or before maturity. The Company currently does not have a commitment in place to refinance the amounts currently outstanding, and there can be no assurance that the Company will be able to extend the maturity dates of any of its indebtedness or secure alternative financing to fund the repayment thereof. Since the Gift Mart Mortgage Loan is secured by the operating assets of the Gift Mart, foreclosure by the lender would seriously impair the Company's ability to continue as a going concern.

The Company has engaged a financial advisor to assist the Company in the identification and evaluation of strategic alternatives that may include certain transactions designed to maximize the value of the Company. The possible transactions could include a capital restructuring, refinancing, asset repositioning or a sale of the Company or certain of its assets, in either a single transaction or a series of related transactions. Other assets of affiliates of the Company could be included in any such transaction or series of transactions. There can be no assurance that the financial advisor will formulate any strategic alternative to maximize the value of the Company or that the Company will succeed in completing any transaction or series of transactions recommended by the financial advisor.

In February 1998, one of the holders of the Mart Bonds offered to purchase for cash a portion of the outstanding Mart Bonds. This offer expired and it is the understanding of the Company that none of the outstanding Mart Bonds were purchased pursuant to this offer. In connection with the offer, the offeror indicated that it intended to engage in discussions with the Company regarding the refinancing of the Mart Bonds and that another holder also intended to engage in such discussions with the Company. While the Company has from time to time engaged in preliminary discussions with certain holders of the Mart Bonds regarding the refinancing of those Bonds and possible arrangements under which the Company would participate in repurchases of the Mart Bonds, the Company currently is not a party to any agreement, understanding or arrangement with respect to the refinancing of the Mart Bonds or with respect to any repurchase by the Company of the Mart Bonds.

Both the Pisa Land and the stock representing the Company's interests in EC Holdings, which holds interests in limited partnerships which own various types of real estate, have been pledged as security for the Elevated Antecedent Debt Notes. Under the terms of the Elevated Antecedent Debt Notes, since the Company did not liquidate its interest in EC Holdings or the Pisa Land by October 2, 1997, the Elevated Antecedent Debt Note holders are entitled to direct the trustee for the bonds to foreclose upon the Company's interest in EC Holdings and the Pisa Land. As of November 6, 1998, no foreclosure proceedings have been initiated.

In February and May 1998, two of the partnerships in which EC Holdings has a limited partnership interest sold hotel properties for an agreed upon number of units in other previously unaffiliated limited partnerships (the "SHC Units"). The Company's share of the SHC Units, which were distributed to EC Holdings, had a fair value of approximately $6,414,000 which has all been recorded as a gain since the Company had no previously recorded basis in the interest held by EC Holdings. The SHC Units are not publicly traded, restricted as to transfer for a period of time and pledged as security for the Elevated Antecedent Debt Notes.

In June 1998, the Company entered into an agreement to sell the Pisa Land for approximately $750,000. There can be no guarantee that the transaction, which is scheduled to close in the first or second quarter of fiscal 1999, will be completed or that the transaction will be completed as proposed.

All other properties in which EC Holdings has interests, through its limited partnership interests, were sold to Boston Properties Limited Partnership ("BPLP") for a combination of preferred limited partnership units in BPLP ("BPLP Units") and cash in a transaction consummated on November 12, 1998 (the "BPLP Transaction"). The Company expects the gain resulting from the distribution of the BPLP Units to the Company to be in the range of $20 to $25 million, pending completion of the valuation of the BPLP Units to be received. The BPLP Units to be received are not publicly traded, are restricted as to transfer for a period of time and will be pledged as security for the Elevated Antecedent Debt Notes.

In connection with the BPLP Transaction, the Company and EC Holdings entered into an agreement with FBCC Co. ("FBCC"), AMC's largest shareholder, whereby (1) FBCC agreed to consent to the substitution of the BPLP Units as security for the Elevated Antecedent Debt Notes (which is required to complete the BPLP Transaction), (2) EC Holdings agreed to sell to FBCC BPLP Units with a face value of $8.9 million in consideration for which FBCC will surrender to AMC as fully redeemed at par its $2.9 million of Elevated Antecedent Debt Notes and will pay to EC Holdings in cash the sum of $5.1 million and (3) AMC will simultaneously redeem for cash all of the remaining Elevated Antecedent Debt Notes at par (the transaction, the "FBCC Transaction"). As of November 10, 1998 approximately $8.0 million principal balance of Elevated Antecedent Debt Notes was outstanding, which includes approximately $727,000 held by the Atlanta Gift Mart, L.P. that is eliminated in the presentation of the Company's consolidated financial position.

Both the SHC Units and the BPLP Units are not publicly traded and are restricted as to transfer for a period of time. As soon as permitted under the terms of the SHC Units and the BPLP Units, the Company plans to liquidate its investments in the units, or use the units to collateralize additional borrowings. Such borrowings are limited under the terms of the Revolving Line of Credit and the indentures. Any cash distributions to EC Holdings or cash received upon the sale or financing of the units or the sale of the Pisa Land must first be used to pay down the Elevated Antecedent Debt Notes and the Revolving Line of Credit. The use of any additional cash distributions is limited under the terms of the Company's debt agreements, and the Company plans to use any available cash distributions to fund proposed capital expansions and other capital projects, in addition to budgeted 1999 capital expenditures, totaling approximately $9.2 million.


Inflation

The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases, and by providing for annual rental rate increases in most leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to ten years while the term of most service contracts is one year or less.

Year 2000 Information

The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations. The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

The Company has conducted an assessment of its computer and telecommunications information systems ("IT Systems"), as well those computer systems that do not relate to information technology, including, without limitation, its security systems, energy management systems and other life safety systems ("Non-IT Systems"), to identify needed Year 2000 remediation. The Company currently anticipates that its Year 2000 assessment, remediation, and testing efforts will be completed by December 31, 1999. The following table outlines the current status of the Company's Year 2000 efforts as of November 1, 1998:

                                                                Time Frame           Percent Complete
                                                            ------------------     --------------------

IT Systems assessment                                           8/97 - 2/98                100%
Accounting system remediation and testing                      2/98 - 12/98                 95%
Telecommunication system remediation and testing               2/98 - 12/98                 90%
Other IT System remediation and testing                        2/98 - 12/98                100%
Non-IT System assessment                                        2/98 - 3/98                100%
Non-IT System remediation and testing                          3/98 - 12/98                 90%

The Company has also mailed letters to its significant vendors and service providers to determine the extent to which these entities have addressed Year 2000 compliance issues. As of November 1, 1998, the Company had received responses from all but one third party. All other third parties have responded and have provided written assurances that they expect to address all significant Year 2000 issues on a timely basis. A follow-up mailing to the non-respondent will be sent, with a response due by December 31, 1998. The Company has not communicated with its tenants regarding Year 2000 compliance issues, since none of its tenants is individually significant and the Company receives no electronic data from its tenants.

Based on the Company's assessments and available information, the Company believes that its cost to ensure Year 2000 compliance will not exceed $500,000. As of August 31, 1998, the Company had incurred approximately $65,000 related to Year 2000 assessment, remediation and testing. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with tenants, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, including, but not limited to, the Company's third party vendors and service providers and its tenants, will not have a material adverse impact on the Company's systems or results of operations. The Company has not engaged an independent expert solely to assist in its Year 2000 efforts. However, when installing new software, the Company requires year 2000 compliance assurances from its vendors.

The Company has not yet determined the operational costs and problems that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company has not developed a contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

Readers are cautioned that forward-looking statements regarding Year 2000 issues should be read in conjunction with the cautionary statement in the Overview section of this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is the potential loss arising from changes in interest rates and its impact on variable rate debt instruments. The following table summarizes information related to the Company's market risk sensitive debt instruments as of August 31, 1998:

                                        Gift Mart Mortgage             Revolving Line of
                                               Loan                         Credit
                                     -----------------------        -----------------------
Principal balance                                $95,048,965                     $6,102,900
Fair value                                       $95,048,965                     $6,102,900
Total availability                               $95,048,965                    $20,000,000
Maturity                                           7/31/1999                      5/31/2001
Interest rates                         Prime rate plus 1% or                  Prime rate or
                                            LIBOR plus 2% or        LIBOR plus 2.1%, at the
                                        IBOR plus 2%, at the               Company's option
                                            Company's option


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements follow immediately and are listed in Item 14 of Part IV of the report.

                          Independent Auditors' Report


The Board of Directors
AMC, Inc.:


We have audited the accompanying consolidated balance sheets of AMC, Inc. and subsidiaries (Company) as of August 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' deficit, and cash flows for the years ended August 31, 1998 and 1997 and the period from October 2, 1995 through August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1, AMC, Inc. was formed and organized effective October 2, 1995 principally to own and operate the businesses of certain affiliated companies as part of a restructuring of the existing indebtedness of such companies. The assets and liabilities of the Company have been recorded at their historical cost. Included in shareholders' deficit are accumulated net losses of the Predecessor of approximately $51,116,000.

In our opinion, the aforementioned consolidated financial statements of the Company present fairly, in all material respects, the financial position of AMC, Inc. and subsidiaries as of August 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended August 31, 1998 and 1997, and the period from October 2, 1995 through August 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Gift Mart Mortgage Loan will mature on July 31, 1999. A significant portion of the Company's operating assets are pledged as collateral for this note, and foreclosure by the lender would seriously impair the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       /S/ KPMG PEAT MARWICK LLP


Atlanta, Georgia
October 16, 1998

                           AMC, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            August 31, 1998 and 1997

                                                                        1998              1997
                                                                   -------------     -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                      $   1,039,809     $     520,854
    Restricted cash (note 7)                                           2,678,182         2,598,375
    Restricted escrow deposits                                         4,233,685         4,510,529
    Notes receivable (note 6)                                            939,076           939,076
    Receivables, net (note 3)                                          1,792,865         1,906,218
    Deferred income taxes (note 10)                                    1,819,528         2,425,495
    Other current assets                                               1,042,314           467,078
                                                                   -------------     -------------
    Total current assets                                              13,545,459        13,367,625

Commercial property, net (note 3)                                    193,941,818       196,979,174
Notes receivable, less current maturities (note 6)                            --           939,080
Investment in limited partnerships (note 5)                            6,497,450            83,336
Deferred income taxes (note 10)                                       10,460,611        17,319,644
Other noncurrent assets                                                  420,716           831,823
                                                                   -------------     -------------
                                                                   $ 224,866,054     $ 229,520,682
                                                                   =============     =============

               Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued expenses (note 3)                 $   9,961,499     $  11,712,664
    Deferred revenue                                                   1,452,940         1,901,022
    Current portion of long-term debt (note 7)                       109,448,965        14,400,000
                                                                   -------------     -------------
    Total current liabilities                                        120,863,404        28,013,686

Long-term debt, less current portion (note 7)                        181,703,273       294,665,115
Revolving line of credit (note 8)                                      6,102,900         3,079,804
Security deposits                                                      3,416,740         2,802,372
Noncurrent loan extension fees                                                --           268,205
                                                                   -------------     -------------
    Total liabilities                                                312,086,317       328,829,182

Commitments and contingencies (notes 8, 11, 13, and 14)
Shareholders' deficit (note 11):
    Common stock - $1 par value; 100,000,000 shares authorized,
       62,173,154 shares issued and outstanding                       62,173,154        62,173,154
    Capital deficit                                                 (172,660,875)     (172,660,875)
    Retained earnings                                                 23,267,458        11,179,221
                                                                   -------------     -------------
    Total shareholders' deficit                                      (87,220,263)      (99,308,500)
                                                                   -------------     -------------
                                                                   $ 224,866,054     $ 229,520,682
                                                                   =============     =============


See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
            For the Years ended August 31, 1998 and 1997 and for the
               Period from October 2, 1995 through August 31, 1996

                                                                                           October 2, 1995
                                                          Year ended        Year ended          Through
                                                          August 31,        August 31,         August 31,
                                                             1998              1997              1996
                                                        ------------      ------------     ---------------

Revenues:
    Rental (note 12)                                    $ 54,317,590      $ 49,537,795      $ 43,915,842
    Trade shows                                           17,699,546        16,818,191        14,844,458
    Other revenues                                         4,356,751         4,389,243         4,006,791
                                                        ------------      ------------      ------------
        Total revenues                                    76,373,887        70,745,229        62,767,091

Operating expenses:
    Building operations (note 13)                          9,691,032         9,317,618         9,256,018
    Trade shows                                            3,426,971         2,953,339         2,703,534
    Marketing                                              6,096,294         5,510,784         4,209,982
    General and administrative                            17,635,034        18,079,482        15,922,176
    Bad debt expense                                         292,313           641,772           932,909
    Property taxes                                         4,620,670         4,483,506         4,140,775
    Depreciation and amortization                         13,081,989        13,533,656        11,514,878
                                                        ------------      ------------      ------------
        Total operating expenses                          54,844,303        54,520,157        48,680,272
                                                        ------------      ------------      ------------
        Operating income                                  21,529,584        16,225,072        14,086,819

Other (income) expenses:
    Interest expense (notes 7 and 8)                       8,291,325         8,374,876         7,780,170
    Interest income (note 6)                                (438,838)         (442,717)         (545,747)
    Earnings from investment in affiliates (note 5)         (239,193)         (100,464)          (88,738)
    Proceeds from insurance claim (note 17)                       --                --          (883,881)
    Expenses (income), net resulting from
        one-time event (note 18)                                  --           371,447        (3,316,512)
    Gain on limited partnership interests (note 5)        (6,414,114)               --                --
    Other expense                                            777,167         1,700,307           439,329
                                                        ------------      ------------      ------------
        Total other expenses, net                          1,976,347         9,903,449         3,384,621
                                                        ------------      ------------      ------------

Income before income taxes                                19,553,237         6,321,623        10,702,198
Deferred income tax expense (note 10)                      7,465,000         2,443,000         3,401,600
                                                        ------------      ------------      ------------
Net income                                              $ 12,088,237      $  3,878,623      $  7,300,598
                                                        ============      ============      ============

Net income per share - basic                            $        .19      $        .06      $        .12
                                                        ============      ============      ============
Net income per share - diluted                          $        .19      $        .06      $        .12
                                                        ============      ============      ============


    See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Deficit
            For the Years ended August 31, 1998 and 1997 and for the
               Period from October 2, 1995 through August 31, 1996


                                       Common           Capital          Retained
                                        stock           Deficit          earnings           Total
                                     -----------     -------------      -----------     -------------

Balance at October 2, 1995           $        --     $(110,501,288)     $        --     $(110,501,288)

Issuance of the Company's common      62,173,154       (62,173,154)              --                --
     stock on November 17, 1995
     (note 11)
Contribution of capital through               --            13,567               --            13,567
     principal repayment on AMM
     Escrow Bonds
Net income                                    --                --        7,300,598         7,300,598
                                     -----------     -------------      -----------     -------------
Balance at August 31, 1996            62,173,154      (172,660,875)       7,300,598      (103,187,123)

Net income                                    --                --        3,878,623         3,878,623
                                     -----------     -------------      -----------     -------------
Balance at August 31, 1997            62,173,154      (172,660,875)      11,179,221       (99,308,500)

Net income                                    --                --       12,088,237        12,088,237
                                     -----------     -------------      -----------     -------------
Balance at August 31, 1998           $62,173,154     $(172,660,875)     $23,267,458     $ (87,220,263)
                                     ===========     =============      ===========     =============



    See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the Years ended August 31, 1998 and 1997 and for the
               Period from October 2, 1995 through August 31, 1996

                                                                                                       October 2, 1995
                                                                   Year ended         Year ended           through
                                                                 August 31, 1998    August 31, 1997    August 31, 1996
                                                                 ---------------    ---------------    ---------------

Cash flows from operating activities:
   Net income                                                     $ 12,088,237       $  3,878,623       $  7,300,598
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of interest rate agreements                          121,458            132,500            143,542
     Depreciation and other amortization                            13,412,790         14,012,924         11,954,207
     Gain on limited partnership interests                          (6,414,114)                --                 --
     Earnings on investment in affiliates                                   --                 --            (88,738)
     Deferred income tax expense                                     7,465,000          2,443,000          3,401,600
     Provision for doubtful note receivable                                 --            390,442                 --
     Decrease (increase) in receivables                                113,353          2,231,948         (1,543,404)
     Decrease (increase) in other assets                              (684,975)           705,743           (439,132)
     Increase (decrease) in accounts payable,
       accrued expenses and security deposits                       (1,405,002)         4,568,532         (2,721,670)
     Increase (decrease) in deferred revenue                          (448,082)          (325,122)          (119,875)
                                                                  ------------       ------------       ------------
     Net cash provided by operating activities                      24,248,665         28,038,590         17,887,128
                                                                  ------------       ------------       ------------
Cash flows from investing activities:
   Decrease (increase) in restricted cash                              (79,807)            25,153            (82,374)
   Principal repayments of notes receivable                            939,080            939,076            994,852
   Additions to commercial property                                 (9,976,046)       (11,907,737)        (8,707,226)
   Investment in affiliate                                                  --            (32,673)                --
                                                                  ------------       ------------       ------------
   Net cash used in investing activities                            (9,116,773)       (10,976,181)        (7,794,748)
                                                                  ------------       ------------       ------------
Cash flows from financing activities:
   Net proceeds from revolving line of credit                        3,023,096          3,079,804                 --
   Principal payments on Gift Mart Mortgage Loan                    (3,512,877)        (4,389,988)        (4,330,179)
   Principal payments on AMM Escrow Bonds                                   --           (512,703)        (1,143,304)
   Mart Bond interest payments                                     (14,400,000)       (12,000,000)        (9,000,000)
   Decrease (increase) in restricted escrow deposits                   276,844         (3,770,750)         4,025,674
                                                                  ------------       ------------       ------------
   Net cash used in financing activities                           (14,612,937)       (17,593,637)       (10,447,809)
                                                                  ------------       ------------       ------------
       Net increase (decrease) in cash                                 518,955           (531,228)          (355,429)
Cash at beginning of period                                            520,854          1,052,082          1,407,511
                                                                  ------------       ------------       ------------
Cash at end of period                                             $  1,039,809       $    520,854       $  1,052,082
                                                                  ============       ============       ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                         $  8,224,534       $  8,212,869       $  9,272,933
                                                                  ============       ============       ============

Supplemental disclosure of non-cash investing and
  financing activities:
  Partnership units received upon distribution from
    affiliate (note 5)                                            $  6,414,114       $         --       $         --
                                                                  ============       ============       ============
   Net equity resulting from debt restructuring and
    formation of AMC, Inc. (note 11)                              $         --       $         --       $ 41,663,559
                                                                  ============       ============       ============
   Principal payment on AMM Escrow Bonds through
     contribution from shareholder                                $         --       $         --       $     13,567
                                                                  ============       ============       ============


See accompanying notes to consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES

                           AMC, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            August 31, 1998 and 1997



(1)    Organization and Business

       AMC, Inc. ("AMC" or the "Company") was incorporated as a Georgia corporation on September 29, 1995 and organized effective October 2, 1995. The Company was formed to own and manage trade marts, trade shows, special events, and consumer shows and activities reasonably related thereto. AMC's primary wholly owned subsidiaries are GMGP, Inc., Gift Mart Limited Partner, Inc. (which together own 100% of the partnership interests of Atlanta Gift Mart, L.P.), AMC Tampa, Inc., LFGP, Inc., and EC Holdings, Inc. The principal assets of the Company are the Atlanta Apparel Mart, the Atlanta Merchandise Mart, and the Atlanta Gift Mart buildings (collectively, the "Marts") containing permanent showroom and exhibition space. The Company has a fiscal year end of August 31.

       Prior to October 2, 1995, the assets and businesses owned by the Company were included in various partnerships and corporations controlled by John C. Portman, Jr. ("Portman"). These entities, collectively referred to as the "Predecessor," included the Atlanta Apparel Mart ("AAM") -- (a limited partnership); Atlanta Merchandise Mart, L.P. ("AMM") -- (a limited partnership); Atlanta Gift Mart, L.P. ("AGM") -- (a limited partnership); and Atlanta Market Center Management Company, Inc. ("AMCMC") -- (an S Corporation).

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

       On the Formation Date there were five classes of creditors (Classes A through E) under the OCPA holding claims against Portman personally. In addition, each of the Marts was encumbered by separate mortgage loans. As part of the OCPA termination, certain of this debt was forgiven and the remainder was restructured, resulting in an extraordinary gain of approximately $68.0 million for the Predecessor. The debt was restructured as follows:

          - Class A Claims: On the Formation Date, there were two types of Class A claims under the OCPA. One type, in the aggregate amount of $2.7 million, was paid down to $1.7 million, which balance was modified to become the Fixed Rate Class A AMM Escrow Notes due July 31, 1997 in the principal amount of $1.7 million. Those bonds were fully repaid during 1997. The other type of Class A claim, in the aggregate amount of $8.0 million was modified to become the Class A Elevated Antecedent Debt Notes due July 31, 2000 in the principal amount of $8.0 million (the "Elevated Antecedent Debt Notes") (note 7).

          - Class B, C, and D Claims: On the Formation Date, the Class B, C,and D claims under the OCPA, which represented personal obligations of Portman, were determined to aggregate $280.3 million. These claims were extinguished in exchange for the transfer by Portman of interests in certain assets that had previously secured such claims. Such interests, which had a deficit book value for accounting purposes, were then contributed to the Company by the claimants for approximately 29,203,000 shares of common stock of the Company. Because the transfer was in satisfaction of personal obligations, the issuance of shares to the claimants is regarded as a distribution to Portman of approximately $29.2 million for accounting purposes.

          - Class E Claims: On the Formation Date, the Class E claims under the OCPA aggregated $8.5 million. These claims were extinguished for no further consideration.

          - Atlanta Apparel Mart Financing: On the Formation Date, the then existing AAM mortgage financing had an outstanding balance of approximately $162 million. Approximately $72 million of this debt (while still an obligation of AAM) was forgiven and the balance of approximately $90 million was transferred to the Company and modified to become $80 million in principal amount of the private placement notes (the "Mart Bonds"). In addition, approximately 10,790,000 shares of common stock of the Company, as well as warrants to purchase approximately 8,409,000 shares, were distributed to the debt holders (note 11).

          - Atlanta Merchandise Mart Financing: On the Formation Date, the then existing AMM mortgage financing had an outstanding balance of approximately $153 million. Approximately $60 million of this debt (while still an obligation of AMM) was forgiven. Approximately $2 million of this debt constituted a Class A claim. The balance of approximately $91 million was transferred to the Company and modified to become the remaining $80 million in principal amount of the Mart Bonds. In addition, approximately 11,300,000 shares of common stock of the Company, as well as warrants to purchase approximately 8,807,000 shares, were distributed to the debt holders (note 11).

          - AGM Financing: On the Formation Date, the then existing Atlanta Gift Mart mortgage financing (the "Gift Mart Mortgage Loan") had an outstanding balance of approximately $107 million. On the Formation Date, this financing was modified to extend the term, to increase the interest rate, and to reflect numerous other changes from the original loan documentation (note 7).

       This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Accordingly, the assets and liabilities of the Company have been recorded at their historical cost, and shareholders' deficit represents the excess of liabilities over assets. Included in shareholders' deficit are accumulated net losses of and total partners' excess withdrawals from the Predecessor of approximately $51,116,000 and $101,049,000, respectively.

(2)    Summary of Significant Accounting Policies

       (a)   Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated statements. Certain prior period amounts have been reclassified to conform to current presentation.

       (b)   Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

       (c)   Cash and Cash Equivalents

             Cash equivalents are highly-liquid investments with original maturities of three months or less.

                          AMC, INC. AND SUBSIDIARIES

       (d)   Restricted Escrow Deposits

             Restricted escrow deposits represent deposits for the payment of property taxes, insurance, and ground lease payments that are required by the Company's lenders.

       (e)   Receivables

             The Company's receivables primarily relate to billings to tenants who lease space in the mart buildings. The Company generally provides for losses on tenant receivables that are more than 60 days delinquent. Provisions for losses on affiliate receivables are recorded based on specific analysis of the affiliate's ability to pay.

       (f)   Commercial Property

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

       (g)   Trade Show Revenue and Expense

             Trade show revenues are generally collected in advance and initially recorded as deferred revenue. Trade show revenues are recognized in the month the related show occurs. Direct costs of trade shows are deferred as prepaid expense and recognized in the month the related trade show occurs.

       (h)   Management Fees

             The Company recognizes management fee income in accordance with the terms of its management agreements. The Company has entered into management agreements with certain affiliates, CGS Associates L.P. and AMC Orlando, Inc.. A management agreement with AMC Tampa, Inc. was terminated in September 1997 (note 6).

             The Company earned approximately $531,000, $554,000, and $446,000 in management fees for the years ended August 31, 1998 and 1997, and the 335-day period ended August 31, 1996, respectively.

       (i)   Marketing Costs

             The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred or if directly related to specific trade shows are expensed in the month the related show occurs.

       (j)   Income Taxes

             The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, a deferred income tax liability or asset is recognized, subject to certain limitations, for the deferred tax consequences of all temporary basis differences between tax and financial statement assets and liabilities. The deferred income tax assets or liabilities are measured by provisions of enacted tax laws.

        (k)  Income Per Share

             The Company has adopted Financial Accounting Standards Board-issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of common stock equivalents. Diluted earnings per share includes the dilutive effects of potential common stock. The effect of the Company's warrants on earnings per share is anti-dilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements. The impact of adopting SFAS 128 was not material.

        (l)  Recent Pronouncements

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in shareholders' equity. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including items recorded directly in shareholders' equity, as well as net earnings under current accounting standards. At the current time, the Company is excluded from the scope of SFAS 130 as the Company has no items of other comprehensive income in any period presented in the accompanying financial statements.


 (3)    Supplemental Balance Sheet Information

       The composition of receivables at August 31, 1998 and 1997 was as follows:

                                                       1998            1997
                                                    ----------      ----------

       Tenant receivables                           $2,784,610      $3,087,250
       Affiliate receivables (note 4)                   29,135         421,602
       Other receivables                                    --          26,225
                                                    ----------      ----------
                                                     2,813,745       3,535,077
       Less allowance for doubtful receivables       1,020,880       1,628,859
                                                    ----------      ----------
                                                    $1,792,865      $1,906,218
                                                    ==========      ==========


       The Company leases showroom space to a variety of customers in the gift, apparel and fashion, floorcoverings, home accents and fine linens, gardens, and holiday/floral industries. Any change in the economy that adversely impacts gift retail and home sales could have a negative impact on the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral, other than a standard security deposit. Lease payments are due the first of each month. Credit losses have consistently been within management's expectations.

                           AMC, INC. AND SUBSIDIARIES

       The composition of commercial property at August 31, 1998 and 1997 was as follows:

                                                  1998              1997
                                              ------------      ------------

       Land                                   $ 19,338,993      $ 19,338,993
       Buildings and improvements              264,628,273       257,717,760
       Tenant improvements                      23,711,859        34,159,480
       Furniture, fixtures and equipment        21,289,544        20,429,437
       Construction in progress                    510,607         1,970,306
                                              ------------      ------------
                                               329,479,276       333,615,976
       Less accumulated depreciation           135,537,458       136,636,802
                                              ------------      ------------
                                              $193,941,818      $196,979,174
                                              ============      ============


       Construction in progress primarily relates to building and tenant improvements under construction. The composition of accounts payable and accrued expenses at August 31, 1998 and 1997 was as follows:

                                                  1998              1997
                                              ------------      ------------

       Trade payables                         $  5,991,032      $  7,755,716
       Accrued liabilities                       3,272,010         2,930,619
       Accrued interest                            673,457           728,124
       Affiliate payable                            25,000            30,000
       Accrued loan extension fees                      --           268,205
                                              ------------      ------------
                                              $  9,961,499      $ 11,712,664
                                              ============      ============


(4)    Transactions with Affiliates

       Transactions with affiliates are summarized as follows:

         (a)   Accounts Receivable

               Accounts receivable from affiliates primarily represent management fees, cash management advances, and reimbursable expenses.

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

         (b)   Service Agreements

               Effective October 2, 1995, the Company entered into various services agreements with Portman Holdings, L.P., and other affiliates. The Company agreed to provide telephone and human resource services through November 13, 1997 and computer services through March 31, 1999 at certain defined rates. Portman Holdings, L.P. has agreed to provide risk management services to the Company through December 31, 1998 for an annual fee of $100,000 plus certain other costs and fees. Service agreements generally provide for automatic one-year extensions and permit termination with notice.

         (c)   Other Agreements

               The Company has engaged a financial advisor to assist the Company in the identification and evaluation of strategic alternatives that may include certain transactions designed to maximize the value of the Company. The possible transactions could include a capital restructuring, refinancing, asset

                           AMC, INC. AND SUBSIDIARIES
               repositioning or a sale of the Company or certain of its assets, in either a single transaction or a series of related transactions. Other assets of affiliates of the Company could be included in any such transaction or series of transactions. The fees for the services provided by the financial advisor, including any success fees which may become payable, will be borne pro rata by the Company and certain affiliates of the Company, (namely, Portman Lightfair Associates, L.P., CGS Associates, L.P., AMC Orlando, Inc. and ADAC, L.P.) as provided in a separate agreement between the Company and these affiliates. Under this agreement, based on their respective EBITDAs for 1997, the Company will contribute approximately 71% of fees and expenses, with any success fee that becomes payable to be based on the value of the respective parties' assets. The agreement with the financial advisor provides for an initial retainer fee of $250,000 and monthly fees of $50,000 per month for a minimum of twelve months.


(5)    Investment in Limited Partnerships

       The Company, through its wholly owned subsidiary EC Holdings, Inc. ("EC Holdings"), owns limited partnership interests in partnerships owning various types of real estate. In February and May 1998, two of the partnerships sold hotel properties for an agreed upon number of units in other previously unaffiliated limited partnerships that had been formed for the purpose of acquiring and operating hotel properties. The Company's share of the units, which were distributed to EC Holdings, had a fair value of approximately $6,414,000 which has all been recorded as a gain since the Company had no previously recorded basis in the interests held by EC Holdings. The limited partnership units are not publicly traded, are restricted as to transfer for a period of time, and are pledged as security for the Elevated Antecedent Debt Notes (note 7). The remaining limited partnership interests previously held by EC Holdings have no carrying value.

       The Company, through LFGP, Inc., owns an approximate 50% general partnership interest in a limited partnership, Portman Lightfair Associates, L.P. ("PLALP"). The primary asset of PLALP is its one-third ownership interest in Lightfair International Associates, a New York general partnership. The carrying value of this investment is $83,336 at August 31, 1998 and 1997. Earnings of $239,193, $100,464, and $88,738
       for the years ended August 31, 1998 and 1997, the 335-day period ended August 31, 1996, respectively, related to the Company's indirect investment in Lightfair International Associates are included in earnings from investment in affiliates in the accompanying consolidated financial statements.

       The Company accounts for its investments in limited partnerships using the cost method of accounting.

(6)    Notes Receivable

       Effective October 2, 1995, Portman redeemed his entire ownership interest in AMC Orlando, Inc. and AMC Tampa, Inc. in exchange for cash and notes receivable. The notes receivable were contributed by Portman to the Company. The AMC Orlando, Inc. note, which matures on October 2, 1999, bears interest at 7.5% per annum and requires quarterly interest payments and semiannual principal payments. In September 1997, the Company foreclosed on the AMC Tampa, Inc. note receivable due to non-payment and assumed control of AMC Tampa, Inc. The related write-off was recorded in other expense.

       Notes receivable are summarized at August 31, 1998 and 1997 as follows:

                                                                       1998                   1997
                                                                   -----------            -----------

        AMC Orlando, Inc.                                          $   939,076            $ 1,878,156
        AMC Tampa, Inc.                                                     --                390,442
                                                                   -----------            -----------
                                                                       939,076              2,268,598
        Less allowance for doubtful notes receivable                        --                390,442
                                                                   -----------            -----------
                                                                   $   939,076            $ 1,878,156
                                                                   ===========            ===========

                           AMC, INC. AND SUBSIDIARIES

       Interest income related to these notes of $115,428, $208,100, and $239,524 for the years ended August 31, 1998 and 1997, and the 335-day period ended August 31, 1996, respectively, is included in interest income in the accompanying consolidated financial statements.

(7)    Long-Term Debt

       Long-term debt at August 31, 1998 and 1997 is summarized as follows:

                                                                     1998                   1997
                                                                -------------          -------------

       Gift Mart Mortgage Loan                                  $  95,048,965          $  98,561,842
       Mart Bonds (face amount of $160 million)                   188,800,000            203,200,000
       Elevated Antecedent Debt Notes                               7,303,273              7,303,273
                                                                -------------          -------------
                                                                  291,152,238            309,065,115
       Less current portion                                       109,448,965             14,400,000
                                                                -------------          -------------
                                                                $ 181,703,273          $ 294,665,115
                                                                =============          =============

       Gift Mart Mortgage Loan - Represents a mortgage loan payable secured by a first mortgage on the land, building, and improvements of AGM, along with AGM's interest as lessor in all existing and future leases of the property. Originally a construction loan payable, the Gift Mart Mortgage Loan was restructured effective October 2, 1995, with an original extension in maturity date to July 31, 1998. As permitted by the mortgage loan agreement, during 1998 the Company exercised its option to extend the maturity date of the mortgage loan to July 31, 1999.

       The Company is in the process of attempting to refinance the existing mortgage loan payable. The Company currently does not have a commitment in place to refinance the amount currently outstanding, and there can be no assurance that the Company will be able to extend the maturity date of the Gift Mart Mortgage Loan or secure alternative financing to fund the repayment thereof. Since the Gift Mart Mortgage Loan is secured by the operating assets of the Gift Mart, foreclosure by the lender would seriously impair the Company's ability to continue as a going concern. The entire principal balance of the Gift Mart Mortgage Loan has been classified as current as of August 31, 1998.

       The loan bears interest at a floating rate equal to the prime rate plus 1% or LIBOR plus 2% or the Interbank Offered Rate plus 2% at the option of the Company. At August 31, 1998 and 1997, the weighted average interest rates on the mortgage loan balance outstanding approximated 7.73% and 8.02%, respectively. Over the term of the mortgage loan, net cash flows of AGM, as defined, plus payments received by AGM on the $730,327 in Elevated Antecedent Debt Notes it holds (see below), must be applied to reduce the outstanding principal balance of the mortgage loan. The mortgage loan is partially guaranteed by Portman.

       As part of the restructuring of the mortgage loan, the Company entered into a Rate Cap Transaction Agreement (the "Rate Cap Agreement") which defines a guaranteed rate for the payment of interest on the loan. The Rate Cap Agreement expired on September 1, 1998. Amortization expense for the years ended August 31, 1998 and 1997, and the 335-day period ended August 31, 1996 was $121,458, $132,500 and $143,542, respectively.

       The mortgage loan agreement requires that AGM maintain specified quarterly levels of net operating income and obtain approval from its lenders before making certain capital expenditures or incurring certain operating costs. The mortgage loan agreement requires that cash of AGM be held by the lender and restricted for payment of operating expenses and other costs as approved by the lender based on monthly funding budgets, and interest and principal on the mortgage loan.

       Mart Bonds - Effective October 2, 1995 mortgage loans payable and related accrued interest totaling $315,219,090 were restructured. As a result of the restructuring, the Company recorded an extraordinary gain on debt restructuring of approximately $68 million, and, in exchange for the mortgage loans payable, issued the Mart Bonds in the face amount of $160,000,000 and an equity interest in AMC, Inc. (see note 11). The Mart

                           AMC, INC. AND SUBSIDIARIES

       Bonds were recorded at an amount equal to the total future cash payments, including interest specified by their terms, in accordance with SFAS No. 15. All future cash payments will be accounted for as a reduction of the carrying amount of the Mart Bonds, and no interest expense will be recognized on the Mart Bonds. The Mart Bonds earn interest at the rate of 7.5% per annum until July 31, 1997 and 9.0% per annum thereafter through maturity on July 31, 2000. Interest only is payable quarterly in arrears. Over the term of the Mart Bonds, 50% of net cash flows (as defined) in excess of $10,000,000 must be paid as principal reductions on the Mart Bonds within 120 days after the end of each fiscal year. Additionally, net proceeds from any future refinancing of the Gift Mart Mortgage Loan, after repayment of the Elevated Antecedent Debt Notes discussed below, must be used to reduce principal on the Mart Bonds. The remaining principal is due at maturity. The Mart Bonds are secured by a deed to secure debt on both the Atlanta Apparel Mart and the Atlanta Merchandise Mart properties and a pledge of related assets, subject to the first lien discussed in note 8. The Mart Bonds become immediately redeemable at 101% of par upon certain changes in ownership or management of the Company as defined.

       Elevated Antecedent Debt Notes - Effective October 2, 1995, the Company issued the Elevated Antecedent Debt Notes in the amount of $8,033,600 to certain other creditors, of which $730,327 in principal amount were issued to AGM. The Elevated Antecedent Debt Notes are noninterest-bearing and mature on July 31, 2000. The Elevated Antecedent Debt Notes are secured by the common stock of EC Holdings and its limited partnership interests, GMGP, Inc. and Gift Mart Limited Partner, Inc.; Portman's direct and indirect limited partnership interest in JPA Shanghai Associates, Ltd.; and certain land ("Pisa Land") owned by the Company. The Elevated Antecedent Debt Noteholders are entitled to direct that the trustee for the bonds foreclose upon the aforementioned collateral (with the exception of the common stock of GMGP, Inc. and Gift Mart Limited Partner, Inc.) at any time after October 2, 1997 relating to EC Holdings and the Pisa Land, and at any time after October 2, 1998 for the limited partnership interest in JPA Shanghai Associates, Ltd., but only if the noteholders have first exercised their rights to foreclose on the properties held by EC Holdings and the Pisa Land.

       As of August 31, 1998, the Company's debt matures in the following years: $109,448,965 in 1999 and the balance in 2000.

       The Company's debt agreements include various covenants including required financial ratios and other requirements and restrictions on additional indebtedness, investments, transactions with affiliated companies, and payment of dividends.

(8)    Revolving Line of Credit

       At August 31, 1998 and 1997, the Company had $6,102,900 and $3,079,804,
       respectively, outstanding under the Revolving Line of Credit. In May 1998, with the approval of the requisite bondholders, the Company's Revolving Line of Credit was amended to increase the maximum revolving commitment from $10,000,000 to $20,000,000 and to extend the maturity date to May 31, 2001. Under the terms of the amendment, the Revolving Line of Credit bears interest at the prime rate or LIBOR plus 2.10% at the Company's option, payable monthly. In addition, a commitment fee of .375% per annum on the daily unused portion of the Revolving Line of Credit is payable quarterly in arrears. Amounts under the Revolving Line of Credit are available for general corporate use, including operating expenses, working capital, capital improvements, debt service and acquisitions. Under certain circumstances, the usage of the Revolving Line of Credit may require the prior approval of one of the Company's bondholders. Amounts outstanding under the line of credit are secured by a first lien on the Atlanta Apparel Mart and the Atlanta Merchandise Mart properties as well as related assets.

       The Company's Revolving Line of Credit includes various covenants including required financial ratios and other requirements and restrictions on additional indebtedness, investments, transactions with affiliated companies, and payment of dividends.

                           AMC, INC. AND SUBSIDIARIES

(9)    Fair Value of Financial Instruments

       At August 31, 1998 and 1997, the carrying amounts reported in the accompanying consolidated balance sheets for restricted escrow deposits, receivables, accounts payable and accrued expenses, and the revolving line of credit approximate their fair values due to the short-term nature of these accounts.

       Affiliate notes receivable have been priced based on agreements between Portman and those affiliates. Accordingly, the resulting fair value is not separately disclosed as there is no readily determinable fair value for such transactions between related parties.

       The Mart Bonds and Elevated Antecedent Debt Notes resulted from the troubled debt restructuring discussed in note 1. Accordingly, due to the unique circumstances leading to the issuance of this debt and since there is no ready market available for this debt, determination of its fair value is not practicable.

       The carrying value of the Gift Mart Mortgage Loan at August 31, 1998 and 1997 discussed in note 7 is a representative approximation of its fair value as it was restructured and extended as of October 2, 1995, with interest accruing at variable rates.

 (10)  Income Taxes

       The provision for income tax expense, principally Federal, consists of the following:

                                                               October 2,
                             Year ended      Year ended      1995 through
                             August 31,      August 31,        August 31,
                                1998             1997            1996
                             ----------      ----------      ------------

       Current expense       $       --      $       --      $       --
       Deferred expense       7,465,000       2,443,000       3,401,600
                             ----------      ----------      ----------
                             $7,465,000      $2,443,000      $3,401,600
                             ==========      ==========      ==========


       Total income tax expense recognized in the consolidated statements of earnings differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                                               October 2,
                                                            Year ended       Year ended       1995 through
                                                            August 31,       August 31,        August 31,
                                                               1998             1997              1996
                                                            ----------       ----------       ------------

       Computed "expected" income tax expense               $6,648,101       $2,149,352       $ 3,638,747
       Increase (decrease) in income tax expense
           resulting from:
           State income taxes, net of Federal benefit          782,086          250,336           428,088
           Income recognized by Predecessor partners                --               --          (763,073)
           Other                                                34,813           43,312            97,838
                                                            ----------       ----------       -----------


                                                            $7,465,000       $2,443,000       $ 3,401,600
                                                            ==========       ==========       ===========


       At August 31, 1998, the Company has a net operating loss carryforward for Federal income tax purposes of approximately $12,431,000 which is available to offset future taxable income, if any, through 2013.

       Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent

                           AMC, INC. AND SUBSIDIARIES
       that they are temporary, are recorded as deferred income tax assets and liabilities. In connection with the formation of the Company as of October 2, 1995, the Company recorded net deferred tax assets of $25,589,739. The tax effects of temporary differences that give rise to significant portions of the net deferred income tax assets at August 31, 1998 and 1997 are presented below:

                                                                       1998                  1997
                                                                   -----------           -----------

        Deferred income tax assets:
            Allowance for doubtful accounts                        $   407,302           $   618,967
            Commercial property                                     27,522,340            27,692,063
            Investment in affiliates                                        --             1,840,354
            Mart Bonds                                              10,709,723            16,297,404
            Elevated Antecedent Debt Notes                             412,920               573,433
            Net operating loss carry forward                         4,723,668             4,329,729
            Other                                                      523,530               640,153
                                                                   -----------           -----------
                Gross deferred income tax assets                    44,299,483            51,992,103

            Less valuation allowance                                31,014,802            31,878,127
                                                                   -----------           -----------
                Deferred income tax assets                          13,284,681            20,113,976
        Deferred income tax liabilities:
            Property taxes                                            (437,561)             (368,837)
            Investment in affiliates                                  (566,981)                   --
                                                                   -----------           -----------
                Gross deferred income tax liabilities               (1,004,542)             (368,837)
                                                                   -----------           -----------

                Net deferred income tax assets                     $12,280,139           $19,745,139
                                                                   ===========           ===========


       In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the temporary differences resulting in the deferred income tax assets are deductible and the uncertainty as to availability of financing alternatives upon maturity of the Company's debt, management does not believe it is more likely than not that the Company will realize the benefits of all of these deductible differences. In particular, the benefit of the largest deferred income tax asset related to the commercial property will occur over an extended period of time or upon disposition of the property, if at all. Accordingly, management has generally recorded a valuation allowance against all deferred income tax assets other than those relating to the corporate notes payable and certain other items, for which projections of taxable income to be recorded during the periods in which the related differences reverse are sufficient to support their realizability. Actual results could differ significantly from these estimates and impact the ultimate realization of the deferred tax assets.

(11)   Shareholders' Deficit

       The following is a summary of the components of the beginning shareholders' deficit of AMC, Inc. as of October 2, 1995:

                           AMC, INC. AND SUBSIDIARIES

        (Deficit) equity of Predecessor companies:
            The Atlanta Apparel Mart                                                              $ (47,015,555)
            Atlanta Merchandise Mart, L.P.                                                          (77,141,641)
            Atlanta Gift Mart, L.P.                                                                 (28,955,019)
            Atlanta Market Center Management Company, Inc.                                              516,419
            Pisa Associates, L.P.                                                                       397,153
            Investment in Portman Lightfair Associates, L.P.                                             33,796
                                                                                                  -------------
                                                                                                   (152,164,847)
        Equity issued to The Atlanta Apparel Mart and the Atlanta
        Merchandise Mart, L.P. lenders in restructuring of
            debt (see below)                                                                         22,090,121

        Assets of other than Predecessor companies contributed -
            notes receivable (see note 6)                                                             4,202,526
                                                                                                  -------------

        Liabilities of other than Predecessor companies assumed:
            Elevated Antecedent Debt Notes (see note 7)                                              (7,303,273)
            AMM Escrow Notes  (see note 1)                                                           (1,656,007)
                                                                                                  -------------
                                                                                                     (8,959,280)
                                                                                                  -------------

        Assets (liabilities) resulting from formation of AMC, Inc.
            and termination of the OCPA (see note 1):
                Deferred income taxes                                                                25,589,739
                Accrued closing and other costs                                                      (3,490,436)
                Other                                                                                 2,230,889
                                                                                                  -------------
                                                                                                     24,330,192
                                                                                                  -------------

        Shareholders' deficit as of October 2, 1995                                               $(110,501,288)
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

       In connection with the aforementioned troubled debt restructuring as discussed in notes 1 and 7, a part of which resulted in the formation of AMC, Inc. and the issuance of 62,173,154 shares of common stock, $1 par value per share, to Portman Holdings, L.P. and certain creditors of Portman and affiliates, the Company has issued warrants to purchase 29,171,178 additional shares of the Company's common stock to Portman and certain shareholders. The warrants will be exercisable (i) only during such time as the equity value of the Company (as determined by an independent valuation) equals or exceeds 150% of its equity value at formation and (ii) only during the five-year period commencing October 2, 1997. The exercise price for each additional share of the Company's common stock is $1.

       Because the exercisability of the warrants is contingent upon the equity value of AMC, Inc. exceeding 150% of its value at the time of formation and at the present time it cannot be assumed that such condition is likely to occur, the issuance of the warrants has not been recorded in the Company's financial statements. In the event that such condition is met in the future or the Company determines it is likely to occur, the Company will record the cost of the warrants at such time. Such cost will be the difference between the per share equity value of the Company at the date this condition is met and the exercise price of $1 per share multiplied by the number of warrants then outstanding. Such cost will be amortized as additional interest cost over the remaining terms of

                           AMC, INC. AND SUBSIDIARIES
       the corporate notes payable or expensed at the time of determination if the corporate notes payable have matured.

(12)   Rental Revenues

       The Company is the lessor of showroom and exhibition space in the Marts. Approximate annual future rental payments to be received under existing noncancelable leases for the next five years and thereafter are summarized below:

       Fiscal year ending August 31,
          1999                                     $ 49,988,000
          2000                                       41,371,000
          2001                                       31,216,000
          2002                                       21,491,000
          2003                                       16,100,000
          Thereafter                                 26,625,000
                                                   ------------
                                                   $186,791,000
                                                   ============


 (13)  Commitments

       The Company is obligated under various long-term operating leases, primarily land leases. Approximate commitments under noncancelable long-term leases for the next five years and thereafter are summarized below:

       Fiscal year ending August 31,
          1999                                      $   612,000
          2000                                          326,000
          2001                                          300,000
          2002                                          284,000
          2003                                          284,000
          Thereafter                                 27,768,000
                                                    -----------
                                                    $29,574,000
                                                    ===========


       Total rental expense for the years ended August 31, 1998 and 1997, and the 335-day period ended August 31, 1996, was approximately $565,000, $667,000, and $463,000, respectively.

(14)   Contingencies

       On April 19, 1993, a former employee of AMCMC (predecessor company) filed suit against AMCMC for breach of contract and related tort claims. On January 19, 1996, the trial court granted summary judgment in favor of the Company on all counts. On March 5, 1997, the Georgia Court of Appeals reversed the trial court, and directed that judgment be entered in favor of the former employee on the breach of contract count and remanded the case for trial on the tort claims. The amount awarded for the breach of contract claim for damages, plus estimated interest, of $400,000 was accrued at August 31, 1998. The Georgia Supreme Court granted the Company's petition requesting a review of the Court of Appeals decision. On July 13, 1998 the Supreme Court issued its opinion affirming the summary judgement on the breach of contract claim, but ruling in favor of the Company on the tort claims. The case has been remanded to the trial court to enter a judgement and to determine whether attorneys' fees should be awarded against either party in the case.

       The Company is subject to certain other claims in the ordinary course of business. Management does not expect that the resolution of such claims will have a material impact on the Company's financial position or results of operations.

                           AMC, INC. AND SUBSIDIARIES

(15)   Employee Retirement Plans

       Employees of the Company or Predecessor participate in defined contribution retirement plans that cover substantially all employees over age 21. Retirement plan expense approximated $362,000, $389,000, and $300,000, for the years ended August 31, 1998 and 1997; and the 335-day period ended August 31, 1996, respectively.

(17)   Proceeds from Insurance Claim

       The Company received $883,881 during the 335-day period ended August 31, 1996 from the cash settlement of an insurance claim filed by the Predecessor. The rights to the proceeds of the insurance claim were assigned to the Company upon its formation.

(18)   One-Time Event

       During the 335-day period ended August 31, 1996, the Company recorded income resulting from a one-time event as a result of activities undertaken by the Company specifically related to the 1996 Centennial Olympic Games, primarily the rental of space for Olympic-related operations and events. For the year ended August 31, 1997, the related expense recorded resulted from the write-off of Olympic-related receivables that became uncollectible during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of the Company as of August 31, 1998.

NAME                                              AGE                              POSITION

-----------------------------------------------------------------------------------------------------------------------------------

John C. Portman, Jr....................           73             Chairman of the Board, Chief Executive Officer and Director
John M. Ryan...........................           54             President and Director
Jeffrey L. Portman.....................           39             Executive Vice President -- Sales and Marketing
Henry G. Almquist, Jr..................           40             Senior Vice President -- Finance & Accounting/
                                                                                          Chief Financial Officer
Virginia S. Gorday.....................           53             Senior Vice President -- Operations and Administration
Neal G. Patton.........................           42             Secretary and General Counsel
Lawrence B. Gardner....................           47             Vice President -- Human Resources
R. Charles Loudermilk, Sr..............           71             Director
D. Raymond Riddle......................           64             Director
A. J. Robinson.........................           43             Director
Stanley P. Steinberg...................           65             Director
Andrew Young...........................           66             Director

John C. Portman, Jr. has served as Chairman of the Board, Chief Executive Officer and as a director of the Company since its formation. Prior thereto, Mr. Portman was the principal of the Portman Companies for over 40 years. Mr. Portman has also served as the Chairman of Portman Properties, Inc., the managing general partner of Portman Holdings, since its formation. Mr. Portman was the general partner of Los Angeles Bonaventure Company, which filed a petition under Chapter 11 of the federal bankruptcy code within the last five years. Mr. Portman is also President, sole director and sole shareholder of the general partner of Portman Apparel Associates, L.P. ("Portman Apparel"), whose principal property was the subject of a receivership action, which action resulted in foreclosure of such property in April 1996. Mr. Portman is the father of Jeffrey L. Portman.

John M. Ryan has served as President of the Company and as a director since its formation. Prior thereto, he had served as President of AMCMC since June 1994, as Chief Financial Officer and Executive Vice President of the Portman Companies and Treasurer of related entities from September 1991 through October 1995, and as Executive Vice President of Portman Capital Company, one of the Portman Companies, for more than five years prior thereto. Mr. Ryan is an executive officer of the general partner of Portman Apparel, whose principal property was the subject of a receivership action, which action resulted in foreclosure of such property in April 1996.

Jeffrey L. Portman has served as Executive Vice President--Sales and Marketing of the Company since its formation. Prior thereto, he had served as Executive Vice President--Sales & Marketing for AMCMC since June 1994. He had served as General Manager of the Atlanta Decorative Arts Center, a company owned and controlled by Mr. Portman's wife, from July 1989 until June 1994. Jeffrey L. Portman is the son of John C. Portman, Jr.

Henry G. Almquist, Jr. has served as Senior Vice President - Finance and Accounting/Chief Financial Officer of the Company since January 8, 1997. Prior thereto, he had served as a vice president of American Resurgens Management Corporation from September 1995 to January 1997. Prior thereto, he had served as a vice president of Citicorp Real Estate, Inc. for more than five years.

Virginia S. Gorday has served as Senior Vice President-Operations and Administration of the Company since its formation. Prior thereto, she had served as Senior Vice President-Operations for AMCMC since March 13, 1995. She served as Deputy Executive Director of Housing for the Atlanta Housing Authority from November 1994 through

March 1995. Prior thereto, she was Vice President-Property Management for Peachtree Center Management Company, one of the Portman Companies, for more than five years.

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

R. Charles Loudermilk, Sr. has served as a director of the Company since its formation. Mr. Loudermilk has been the Chairman and Chief Executive Officer of Aaron Rents, Inc., for more than five years and was President until 1997. He is one of the founders and a director of the Buckhead Community Bank, formerly a director of the Chattahoochee Bank, and formerly the chairman of Metropolitan Atlanta Rapid Transit Authority.

D. Raymond Riddle has served as a director of the Company since its formation. Mr. Riddle retired as Chairman and Chief Executive Officer of National Service Industries, Inc. ("NSI") in January 1995, and had served as President and Chief Executive Officer of NSI beginning in January 1993. Prior thereto, he had served as President and Chief Executive Officer of Wachovia Corporation of Georgia for more than five years. Mr. Riddle serves on the Boards of Directors of Atlanta Gas Light Company, Equifax, Inc., Gables Residential Trust and Atlantic American Corporation.

A. J. Robinson has served as a director of the Company since its formation. In addition, he has served as the President of Portman Properties, Inc., the managing general partner of Portman Holdings, since its formation. Prior thereto, he had been employed by Portman Overseas, one of the Portman Companies, first as Executive Vice President and then as President, for more than five years.

Stanley P. Steinberg has served as a director of the Company since its formation. Mr. Steinberg served as Chairman and Chief Executive Officer of Sony Retail Entertainment, a subsidiary of Sony Corporation of America, from August 1994 through May 1998. He is currently a member of the Board of Directors of Loews Cineplex Entertainment and the Electronics Boutique, Inc. He also serves as an advisor and is responsible for certain special projects for Sony Corporation of America. Mr. Steinberg was Executive Vice President of Walt Disney Imagineering, a wholly-owned subsidiary of the Walt Disney Company, from September 1988 to July 1994. Prior thereto, he was Executive Vice President of the Portman Companies.

Andrew H. Young has served as a director of the Company since its formation. Mr. Young has been Co-Chairman and a senior partner of Good Works International, Inc. since January 1997. He was Vice Chairman of Law Companies Group, Inc. from 1993 through January 1997, and a director of that company from August 1995 through January 1997. He was Chairman of Law Companies International Group, Inc. (a former subsidiary of Law Companies Group, Inc.) from 1990 to 1993. Mr. Young was Mayor of Atlanta, Georgia from 1982 to 1990, United States Ambassador to the United Nations from 1977 to 1979, and a member of the House of Representative of the United States Congress from 1973 to 1977. Mr. Young is a director of Archer Daniels Midland Company, Cox Communications, Inc., Film Fabricators, Inc., Host Marriott Corporation, The Argus Board (The International Advisory Board of Independent Newspapers Holdings Limited) and Thomas Nelson, Inc. He is Chairman of the Southern Africa Enterprise Development Fund, a member of the Georgia Tech Advisory Board, and a director of the Martin Luther King, Jr. Center. He was Co-Chairman of the Atlanta Committee for the Olympic Games and a member of the Board of the United States Olympic Committee. Mr. Young also served as the 1996 Chairman of the Greater Atlanta Chamber of Commerce.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers"). Compensation information prior to the Formation Date relates to AMCMC.

============================================================================================================================
                                                     SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                                        ANNUAL COMPENSATION
----------------------------------------------------------------------------------------------------------------------------
    NAME & PRINCIPAL POSITION        FISCAL                                       OTHER ANNUAL              ALL OTHER
                                     PERIOD          SALARY                       COMPENSATION            COMPENSATION
                                      (1)              (2)            BONUS           (3)                      (4)
============================================================================================================================

                                      1998     $     700,000     $      --      $        3,582          $         8,000
John C. Portman, Jr.
   Chairman of the Board and
   Chief Executive Officer
                                   -----------------------------------------------------------------------------------------
                                      1997           700,000            --               1,312                       --

                                   -----------------------------------------------------------------------------------------
                                      1996           527,695            --               7,446                       --

============================================================================================================================

                                      1998           294,021       185,079              13,614                    8,000
John M. Ryan
   President and Director
                                   -----------------------------------------------------------------------------------------
                                      1997           280,000        91,700              31,900                    7,500

                                   -----------------------------------------------------------------------------------------
                                      1996           258,462       100,000               9,554                    3,060

============================================================================================================================

                                      1998           183,768        92,322               7,917                    8,000
Jeffrey L. Portman
   Executive Vice President
   Sales and Marketing
                                   -----------------------------------------------------------------------------------------
                                      1997           175,010        45,325               5,294                    7,500

                                   -----------------------------------------------------------------------------------------
                                      1996           123,045        50,000               9,606                       --

============================================================================================================================

                                      1998           146,352        51,998               2,531                       --
Henry G. Almquist, Jr.
   Senior Vice President,
   Finance & Accounting/Chief
   Financial Officer

                                   -----------------------------------------------------------------------------------------
                                      1997            84,747        29,421                 309                       --

                                   -----------------------------------------------------------------------------------------
        (since 1/8/97)               1996                --            --                  --                       --

============================================================================================================================

                                      1998           140,026        49,690               3,890                    7,896
Neal G. Patton
   Secretary and General Counsel
                                   -----------------------------------------------------------------------------------------
                                      1997           125,008        28,289               1,908                    6,581

                                   -----------------------------------------------------------------------------------------
                                      1996           101,549         5,000                 866                    3,060

============================================================================================================================


(1) For the fiscal periods September 1, 1997 to August 31, 1998 ("1998"), September 1, 1996 to August 31, 1997 ("1997"), and October 2, 1995 to August 31, 1996 ("1996").

(2) The CEO receives $700,000 annual base compensation, in accordance with a verbal agreement, for the term of his employment, which term is not limited. The Company does not have compensation agreements with its other Named Executive Officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of November 6, 1998, there were 62,173,154 shares of Common Stock outstanding. The following table sets forth, as of November 6, 1998, certain information with respect to the beneficial ownership of Common Stock by (i) each person who owned, at such date, at least 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer ,
(iv) and all directors and executive officers of the Company as a group. Except as otherwise noted below, each such person has sole voting and investment power with respect to all shares shown below.

                                                              AMOUNT AND                                 PERCENT OF
NAME AND ADDRESS BENEFICIAL OWNERSHIP                    NATURE OF BENEFICIAL                              CLASS
                                                              OWNERSHIP
----------------------------------------                 --------------------                            ----------
FBCC CO.
    3419 Westminster, Lock Box 274                            26,181,691                                   42.1109
    Dallas, TX  75207

JOHN C. PORTMAN, JR.                                          11,372,408          (1)   (2)                18.2900
    Chief Executive Officer and Chairman
    240 Peachtree Street, N. W.
    Suite 2200
    Atlanta, Georgia  30303

JOAN N. PORTMAN                                               11,343,154          (3)   (4)    (5)         18.0000
    240 Peachtree Street, N. W.
    Suite 2200
    Atlanta, Georgia  30303

PORTMAN HOLDINGS, L. P.
    303 Peachtree Street, N. E.                               10,880,302          (1)                      17.5000
    Suite 4600
    Atlanta, Georgia  30308

PEACHTREE 400 ASSOCIATES, LTD.
    303 Peachtree Street, N. E.                                6,863,798          (5)                      11.0398
    Suite 4600
    Atlanta, Georgia  30308

351 HOLDINGS, L. P.
    303 Peachtree Street, N. E.                                4,375,425          (3)                       7.0375
    Suite 4600
    Atlanta, Georgia  30308

JEFFREY L. PORTMAN
    240 Peachtree Street, N. W.                                   13,935          (6)                            *
    Suite 2200
    Atlanta, Georgia  30303

JOHN M. RYAN
    240 Peachtree Street, N. W.                                    3,983          (7)                            *
    Suite 2200
    Atlanta, Georgia  30303

STANLEY P. STEINBERG
    240 Peachtree Street, N. W.                                    3,342          (8)                            *
    Suite 2200
    Atlanta, Georgia  30303

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
(12 PERSONS)                                                  11,393,667                                   18.3257

*   Less than 1%.
(1) Includes 10,880,302 shares which are owned of record by Portman Holdings, with respect to which John C. Portman, Jr., as sole shareholder of Portman Properties, Inc., the sole general partner of Portman Holdings, has sole voting and investment power.
(2) Includes 492,106 shares which are owned of record by Peachtree Hotel Company, with respect to which John C. Portman, Jr., as sole general partner of Peachtree Hotel Company, has sole voting and investing power.
(3) Includes 4,375,425 shares owned by 351 Holdings, LP, with respect to which Joan N. Portman, as sole general partner of 351 Holdings, LP, has sole investment and voting power.
(4) Includes 103,931 shares owned by CGS Associates, L.P., with respect to which Joan N. Portman, as sole general partner of CGS Associates, L.P., has sole voting and investment power.
(5) Includes 6,863,798 shares owned by Peachtree 400 Associates, Ltd., with respect to which Joan N. Portman, as sole shareholder of the sole general partner of Peachtree 400 Associates, Ltd., has sole voting and investment power.
(6) Such shares are owned of record by AMC Orlando, in which Jeffrey L. Portman is a shareholder.
(7) Includes 3,342 shares owned of record by AMC Orlando, in which John M. Ryan is a shareholder.
(8) Such shares are owned of record by AMC Orlando, in which Stanley P. Steinberg is a shareholder.

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

Services Provided by Portman Holdings

The Company and Portman Holdings entered into an agreement dated December 11, 1996 (the "Risk Management Agreement") whereby Portman Holdings provides risk management services to the Company. Portman Holdings receives $100,000 in twelve equal monthly installments for these services. Portman Holdings is also reimbursed for pre-approved out-of-pocket expenses and receives 50% of any claims management fee which is reimbursed to the Company by insurance companies. The current approved extension of the Risk Management Agreement expires on December 31, 1998. The Risk Management Agreement is subject to annual renewal by Portman Holdings and the Company.

The Company and Portman Holdings also entered into an agreement dated January 24, 1996 (the "Staff Support Agreement") whereby Portman Holdings provides the services of two support personnel to assist Mr. Portman. Portman Holdings received $5,000 per month for these services, which represents approximately one half of the costs of providing such personnel. The Staff Support Agreement expired on December 31, 1997.

The Company and Portman Holdings entered into an agreement dated February 1, 1997 (the "Construction Management Services Agreement") whereby Portman Holdings provided consulting services related to construction management. Portman Holdings received $5,000 per month for these services. The Construction Management Services Agreement was terminated effective January 31, 1998.

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

The Company and Portman Holdings entered into an agreement dated November 13, 1995 (the "Human Resource Service Agreement") whereby the Company will provide human resource services to Portman Holdings, its affiliates and ADAC. The fee for the services is based on a fixed rate per employee per month and is payable on a monthly basis. On November 13, 1997, the Company and Portman Holdings entered into a new agreement which extended the original contract to December 31, 1997 and on a month to month basis thereafter. The contract was terminated on January 31, 1998. The total billings for these services during the Company's 1998 fiscal year were approximately $34,000.

The Company and Portman Holdings have entered into an agreement dated November 13, 1995 (the "Legal Services Agreement") whereby the Company's legal department will provide legal services to Portman Holdings and its affiliates on a time available basis at specified hourly rates. The contract is on a month to month basis. The total billings for these services during the Company's 1998 fiscal year were approximately $25,000.

The Company and Portman Holdings entered into an agreement dated November 13, 1996 (the "Computer Service Agreement") whereby the Company provides computer services to Portman Holdings, its affiliates and ADAC. The Computer Services Agreement was amended effective October 8, 1997. Maintenance services are provided at an hourly rate and access to hardware and software is provided at a base rate of $7,000 per month subject to increases and additional costs in certain circumstances. Portman Holdings exercised its option under the amended agreement to extend the expiration date from August 31, 1998 to March 31, 1999. The total billings for these services during the Company's 1998 fiscal year were approximately $55,000.

Interests in Portman Holdings

Mr. Portman is the sole shareholder of Portman Properties, Inc., the sole general partner of Portman Holdings, and beneficially owns a 49.5709% interest in such partnership. Joan N. Portman and Jeffrey L. Portman beneficially own 17.2884% and 4.0471% interest, respectively, in Portman Holdings, and the other adult children of Mr. Portman and a trust, the beneficiaries of which are Mr. Portman's adult children and their heirs, beneficially own an aggregate 29.0936% interest in Portman Holdings.

OTHER AGREEMENTS, INDEBTEDNESS AND INTERESTS

The Company has engaged a financial advisor to assist the Company in the identification and evaluation of strategic alternatives that may include certain transactions designed to maximize the value of the Company. The possible transactions could include a capital restructuring, refinancing, asset repositioning or a sale of the Company or certain of its assets, in either a single transaction or a series of related transactions. Other assets of affiliates of the Company could be included in any such transaction or series of transactions. There can be no assurance that the financial advisor will formulate any strategic alternative to maximize the value of the Company or that the Company will succeed in completing any transaction or series of transactions recommended by the financial advisor. The fees for the services provided by the financial advisor, including any success fees which may become payable, will be borne pro rata by the Company and certain affiliates of the Company, (namely, Portman Lightfair Associates, L.P., CGS Associates, L.P., AMC Orlando, Inc. and ADAC, L.P.) as provided in a separate agreement between the Company and these affiliates. Under this agreement, based on their respective EBITDAs for 1997, the Company will contribute approximately 71% of fees and expenses, with any success fee that becomes payable to be based on the value of the respective parties' assets. The agreement with the financial advisor provides for an initial retainer fee of $250,000 and monthly fees of $50,000 per month for a minimum of twelve months.

FBCC Co. is a 42% shareholder of the Company, and the Company has entered into the FBCC Transaction, as discussed in Item 7 under Liquidity and Capital Resources.

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

AMC Orlando

At August 31, 1998, AMC Orlando owed the Company approximately $8,000 in addition to the Purchase Money Note in the principal amount of $939,076 with accrued interest of $15,651. Jeffrey L. Portman beneficially owns an 11.2642% interest in AMC Orlando, and Messrs. Steinberg and Ryan each beneficially own a 2.7012% interest, in AMC Orlando. Mr. Portman's other adult children beneficially own an aggregate 60.7239% interest in AMC Orlando.

CGS

At August 31, 1998, the Company owed CGS approximately $37,000. Joan N. Portman beneficially owns a 54.6983% interest in CGS and Jeffrey L. Portman beneficially owns a 5.1871% interest in CGS. Mr. Portman's other adult children beneficially own an aggregate of 29.1511% interest in CGS.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.  Documents filed as part of this Form 10-K:

1.  Financial Statements (included in Part II, Item 8):
           AMC, INC. AND SUBSIDIARIES
           Independent Auditors' Report
           Consolidated Balance Sheets as of August 31, 1998 and 1997 Consolidated Statements of Earnings for the years ended August 31,
                1998 and 1997 and for the period from October 2, 1995 through August 31, 1996
           Consolidated Statements of Shareholders' Deficit for the years ended
                August 31, 1998 and 1997 and for the period from October 2, 1995 through August 31, 1996
           Consolidated Statements of Cash Flows for the years ended August 31,
                1998 and 1997 and for the period from October 2, 1995 through August 31, 1996
           Notes to Consolidated  Financial Statements

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

3.3 By-laws (incorporated by reference to Exhibit 3.3 of the Registration Statement)

4.1 Exchange and Registration Rights Agreement, dated as of October 2, 1995, by and between the Company and the initial holders of the Private Placement Notes named therein (incorporated by reference to Exhibit 4.1 of the Registration Statement). (Incorporated by reference to exhibit 4.1 of the May 31, 1998 quarterly report on form 10-Q.)

4.2 Shareholders Agreement, dated as of October 2, 1995, by and between the Company and the initial shareholders of the Company named therein, as amended (incorporated by reference to Exhibit 4.2 of the Registration Statement). (Incorporated by reference to exhibit 4.2 of the May 31, 1998 quarterly report on form 10-Q.)

4.3 Indenture dated as of October 2, 1995 between the Company and Reliance Trust Company as Trustee, relating to the Exchange Notes (including the form of the Exchange Notes) (incorporated by reference to Exhibit
         4.3 of the Registration Statement).

4.4 First Amendment to Indenture, dated as of April 4, 1996, between the Company and Reliance Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement)

4.5 Form of Warrants (incorporated by reference to Exhibit 4.5 of the Registration Statement)

4.6 Second Amendment to Indenture dated as of May 31, 1998 by and between AMC, Inc. and Reliance Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q as of May 31, 1998)

4.7 Modification to Deed to Secure Debt and Security Agreement dated as of May 31, 1998 by AMC, Inc. and the Provident Bank as agent for the various lenders (incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q as of May 31, 1998)

10.1 Amended and Restated Credit Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P., Bank of America National Trust and Savings Association, as Agent, and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2 Rate Cap Transaction Agreement dated as of July 28, 1995, between Atlanta Gift Mart, L.P. and NationsBank, N.A. (Carolinas) (incorporated by reference to Exhibit 10.2 of the Registration Statement)

10.3 Modification and Second Amended and Restated Deed to Secure Debt and Security Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P. and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 10.3 of the Registration Statement)

10.4 First Amended and Restated Sequestration Agreement dated as of October 2, 1995, by and among Atlanta Gift Mart, L.P., Bank of America National Trust and Savings Association, as Agent, and the Company (incorporated by reference to Exhibit 10.4 of the Registration Statement)

10.5 Credit Agreement dated as of September 30, 1995, by and among the Company, The Provident Bank as Agent, and the other lenders named therein (incorporated by reference to Exhibit 10.5 of the Registration Statement)

10.6 Deed to Secure Debt and Security Agreement dated as of October 2, 1995, between the Company and The Provident Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement)

10.7 Risk Management Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.7 of the Registration Statement)

10.8 Executive Office Staff Support Agreement dated January 24, 1996, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.9 of the Registration Statement)

10.9 Telephone Service Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit
         10.12 of the Registration Statement)

10.10 Legal Services Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.14 of the Registration Statement)

10.11 Computer Service Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit
         10.15 of the Registration Statement)

10.12 First Restatement of Management Agreement dated as of October 2, 1995, by and between AMC Orlando and AMCMC (incorporated by reference to Exhibit 10.16 of the Registration Statement)

10.13 First Restatement of Management Agreement dated as of October 2, 1995, by and between AMC Tampa and AMCMC (incorporated by reference to Exhibit 10.17 of the Registration Statement)

10.14 First Restatement of Management Agreement dated as of October 2, 1995, by and between CGS and AMCMC (incorporated by reference to Exhibit
         10.18 of the Registration Statement)

10.15 Indenture of Lease dated as of November 1, 1968, by and between Mary Templis and Belle Frank as Trustees under the terms of the Will of Louis Templis, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.19 of the Registration Statement)

10.16 Indenture of Lease dated as of December 30, 1966, by and between The 250 Spring Corp., as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.20 of the Registration Statement)

10.17 Indenture of Lease dated as of September 1, 1972, by and between Bonnie Gordon Roe, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.21 of the Registration Statement)

10.18 Indenture of Lease dated as of October 27, 1969, by and between Shepard Bryan, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.22 of the Registration Statement)

10.19    Indenture of Lease dated as of November 1, 1969, by and between Jules
         G. Edwards, as Lessor, and the Company (by virtue of assignment), as Lessee, as amended by an Amendment to Indenture of Lease dated January 16, 1970 (incorporated by reference to Exhibit 10.23 of the Registration Statement)

10.20 Indenture of Lease dated as of September 1, 1969, by and between Mrs. Dorothy Fielder Ewing, Frank K. Ewing, Morris M. Ewing, Nancy C. Ewing Hembrough, and Trust Company of Georgia, as Trustee, under the Will of Charles A. Ewing, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.24 of the Registration Statement)

10.21 Indenture of Lease dated as of July 1, 1969, by and between Alice L. Weeks, and James C. Weeks, as Lessor, and the Company (by virtue of assignment), as Lessee, as amended by a First Amendment to Indenture of Lease dated as of February 28, 1987 (incorporated by reference to Exhibit 10.25 of the Registration Statement)

10.22    Indenture of Lease dated as of September 1, 1968, by and between Paul
         A. Clark, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.26 of the Registration Statement)

10.23    Indenture of Lease dated as of September 1, 1969, by and between Sara
         K. Bernath, Myer Caplan, Elias Margoles, Alvin Saul, and Felice G. Silberstein, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.27 of the Registration Statement)

10.24 Indenture of Lease dated as of October 16, 1963, by and between Methodist Children's Home of North Georgia, Inc., as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.28 of the Registration Statement)

10.25 Indenture of Lease dated October 1, 1963, by and between Mrs. Eula Sikes Hamilton, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.29 of the Registration Statement)

10.26    Indenture of Lease dated as of August 1, 1975, by and between William
         T. Davis as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.30 of the Registration Statement)

10.27 Indenture of Lease dated October 16, 1963, by and between J. W. O'Neal, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.31 of the Registration Statement)

10.28 Indenture of Lease dated November 7, 1963, by and among Mrs. Anne Grant Owens, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.32 of the Registration Statement)

10.29 Lease Agreement dated May 20, 1992, by and between Metropolitan Atlanta Rapid Transit Authority, as Lessor, and the Company (by virtue of assignment), as Lessee (incorporated by reference to Exhibit 10.33 of the Registration Statement)

10.30 Promissory Note dated October 2, 1995, by and between AMC Orlando, Inc. and the Company (by virtue of assignment) (incorporated by reference to Exhibit 10.35 of the Registration Statement)

10.31 Noncompetition Agreement dated as of October 2, 1995, between John C. Portman, Jr. and the Company (incorporated by reference to Exhibit
         10.36 of the Registration Statement)

10.32 Construction Management Services Agreement dated April 1, 1996, between Portman Holdings and the Company (incorporated by reference to Exhibit 10.37 of the Registration Statement)

10.33 Amendment dated October 8, 1997 to the Computer Service Agreement dated November 13, 1995, between the Company and Portman Holdings (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K as of August 31, 1997)

10.34 Human Resources Services Agreement dated November 13, 1997 between the Company and Portman Holdings (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K as of August 31, 1997)

10.35 First Amendment to Credit Agreement dated as of May 31, 1998, by and among AMC, Inc. and the Provident Bank and various lenders (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q as of May 31, 1998)

10.36 Amended and Restated Revolving Credit Note dated May 31, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q as of May 31, 1998)

10.37 First Amendment to Intercreditor Agreement dated as of May 31, 1998 by and among The Provident Bank, as agent, and Reliance Trust Company in its capacity as trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q as of May 31, 1998)

10.38 Agreement dated April 8, 1998 among AMC, Inc., Portman Lightfair Associates, L.P., CGS Associates, L.P., AMC Orlando, Inc. and ADAC, L.P. regarding the engagement of Victor Capital Group, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as of May 31, 1998)

10.39 Agreement dated April 7, 1998 regarding the engagement of Victor Capital Group, L.P. by AMC, Inc. for itself and as agent for Portman Lightfair Associates, L.P., CGS Associates, L.P., AMC Orlando, Inc. and ADAC, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as of May 31, 1998)

10.40 Agreement dated November 10, 1998 between FBCC Co., AMC Inc., and EC Holdings Inc. regarding the EC collateral.

21.1     Subsidiaries of the Company

24.1     Powers of Attorney

27.0     Financial Data Schedule (for SEC use only)

B. No reports on Form 8-K were issued subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMC, Inc.
                                         (Registrant)


                                    By:  /S/ JOHN C. PORTMAN, JR.

                                         ---------------------------------------
                                         John C. Portman, Jr.
                                         Chairman of the Board,
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)


                                         /S/ JOHN M. RYAN

                                         ---------------------------------------
                                         John M. Ryan
                                         President (Principal Executive Officer)


                                         /S/ HENRY G. ALMQUIST, JR.

                                         ---------------------------------------
                                         Henry G. Almquist, Jr.
                                         Sr. Vice President Finance and
                                         Accounting, Chief Financial Officer
                                         (Principal financial and accounting
                                         officer)

November 12, 1998

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on November 12, 1998 in the capacities indicated.

Signature                                  Title
---------                                  -----

                                           Chairman of the Board, Chief Executive
/S/ JOHN C. PORTMAN, JR.                   Officer, and Director (principal executive officer)

-----------------------------------
           John C. Portman, Jr.

/S/ JOHN M. RYAN                           President and Director (principal executive officer)

-----------------------------------
           John M. Ryan

                *                                        Director
-----------------------------------
    R. Charles Loudermilk, Sr.

                                                         Director
-----------------------------------
        D. Raymond Riddle

                *                                        Director
-----------------------------------
         A. J. Robinson

                *                                        Director
-----------------------------------
      Stanley P. Steinberg

                *                                        Director
-----------------------------------
          Andrew Young


*The undersigned by signing his name does hereby execute this Annual Report pursuant to powers of attorney filed as Exhibits 24.1 to the Annual Report.

By:        /S/ HENRY G. ALMQUIST, JR.

           --------------------------
           HENRY G. ALMQUIST, JR
           Attorney-in-Fact

                          Independent Auditors' Report



The Board of Directors
AMC, Inc.:

Under date of October 16, 1998, we reported on the consolidated balance sheets of AMC, Inc. and subsidiaries (Company) as of August 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' deficit and cash flows for the years ended August 31, 1998 and 1997 and the period from October 2, 1995 through August 31, 1996,which are included elsewhere in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements of the Company , we also audited the related consolidated financial statement schedule listed in Item 14a(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of the Company referred to above contains an explanatory paragraph referring to a significant debt obligation of the Company which has a maturity date of July 31, 1999 and for which there is uncertainty as to how the obligation will be repaid when due. This raises substantial doubt about the Company's ability to continue as a going concern since a significant portion of the Company's operating assets are pledged as collateral for the loan. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.


                                                      /S/ KPMG PEAT MARWICK LLP

Atlanta, Georgia
October 16, 1998

                           AMC, INC. AND SUBSIDIARIES
For the Years ended August 31, 1998 and 1997 and the Period from October 2, 1995 through August 31, 1996



                       VALUATION AND QUALIFYING ACCOUNTS

========================================================================================================================
                                                       Additions
                         Allowance at           Bad            Recoveries of        Receivables       Allowance at end
                         Beginning of           Debt              Previous          Written off          of period
                            Period            Expense            Write-offs
------------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful receivables:
------------------------------------------------------------------------------------------------------------------------
        1998              $1,628,859          $292,313            $161,648          $(1,061,940)        $1,020,880
------------------------------------------------------------------------------------------------------------------------
        1997               2,205,797           641,772             208,233           (1,426,943)         1,628,859
------------------------------------------------------------------------------------------------------------------------
        1996               2,647,816           932,909              93,052           (1,467,980)         2,205,797
========================================================================================================================