Form 10-Q
period 1998-11-30
AMC INC
filed 1999-01-14
CIK 1002546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1998

                                       or

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

         As of January 8, 1999, the Registrant has 62,173,154 shares of common stock, par value $1.00 per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                           AMC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                               November 30,         August 31,
                                                                   1998                1998
                                                               -------------      --------------
                                ASSETS
Current assets:

   Cash                                                        $   2,460,942       $   1,039,809
   Restricted cash                                                 2,623,227           2,678,182
   Restricted escrow deposits                                      2,250,308           4,233,685
   Accounts and notes receivable, net                              3,270,957           2,731,941
   Deferred income taxes                                           1,819,528           1,819,528
   Other current assets                                            1,647,893           1,042,314
                                                               -------------       -------------
     Total current assets                                         14,072,855          13,545,459

Commercial property                                              333,264,876         329,479,276
Less accumulated depreciation                                   (138,928,970)       (135,537,458)
                                                               -------------       -------------
   Net commercial property                                       194,335,906         193,941,818
Deferred income taxes                                                976,271          10,460,611
Investment in limited partnerships                                28,640,450           6,497,450
Other noncurrent assets                                              394,053             420,716
                                                               -------------       -------------
                                                               $ 238,419,535       $ 224,866,054
                                                               =============       =============

           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                       $   6,549,663       $   9,961,499
   Deferred revenue                                                6,426,170           1,452,940
   Current portion of long-term debt                             109,285,708         109,448,965
                                                               -------------       -------------
     Total current liabilities                                   122,261,541         120,863,404

Long-term debt, less current portion                             178,074,833         181,703,273
Revolving line of credit                                           6,266,574           6,102,900
Other non current liabilities                                      3,575,864           3,416,740
                                                               -------------       -------------
   Total liabilities                                             310,178,812         312,086,317
                                                               -------------       -------------

Shareholders' deficit:
   Common stock - $1 par value, 100,000,000 shares
     authorized, 62,173,154 shares issued and outstanding         62,173,154          62,173,154
   Capital deficit                                              (172,660,875)       (172,660,875)
   Retained earnings                                              38,728,444          23,267,458
                                                               -------------       -------------
   Total shareholders' deficit                                   (71,759,277)        (87,220,263)
                                                               -------------       -------------
                                                               $ 238,419,535       $ 224,866,054
                                                               =============       =============

      See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                Three months ended November 30,
                                                               ---------------------------------
                                                                   1998                 1997
                                                               -------------       -------------
Revenues:
   Rental                                                      $  14,396,094       $  12,999,957
   Trade shows                                                     1,657,488           1,528,273
   Other revenues                                                    616,199             710,991
                                                               -------------       -------------
Total revenues                                                    16,669,781          15,239,221

Operating expenses:
   Building operations                                             2,168,551           1,887,233
   Trade shows                                                       459,098             351,334
   Marketing                                                         762,710             590,874
   General and administrative                                      4,333,395           4,021,601
   Bad debt recovery                                                (135,104)            (39,428)
   Property taxes                                                    898,613           1,071,257
   Depreciation and amortization                                   3,418,173           3,216,245
                                                               -------------       -------------
Total operating expenses                                          11,905,436          11,099,116
                                                               -------------       -------------
Operating income                                                   4,764,345           4,140,105

Other (income) expenses:
   Interest expense                                                1,934,996           2,098,727
   Interest income                                                   (90,132)            (96,632)
   Other expense                                                     117,155             119,815
   Gain on limited partnership interests                         (22,143,000)                 --
                                                               -------------       -------------
Total other (income) expenses, net                               (20,180,981)          2,121,910
                                                               -------------       -------------

Income before income taxes                                        24,945,326           2,018,195
Deferred income tax expense                                        9,484,340             763,000
                                                               -------------       -------------
Net income                                                        15,460,986           1,255,195
Retained earnings at beginning of period                          23,267,458          11,179,221
                                                               -------------       -------------
Retained earnings at end of period                             $  38,728,444       $  12,434,416
                                                               =============       =============
Net income per share  basic                                    $         .25       $         .02
                                                               =============       =============
Net income per share - diluted                                 $         .25       $         .02
                                                               =============       =============


      See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 Three months ended November 30,
                                                               ---------------------------------
                                                                    1998                1997
                                                               -------------       -------------
Net income                                                     $  15,460,986       $   1,255,195
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   3,418,173           3,216,245
   Gain on limited partnership interests                         (22,143,000)                 --
   Deferred income tax expense                                     9,484,340             763,000
   Decrease in accounts and notes receivable                        (539,016)             56,852
   Increase in other current and noncurrent assets                  (605,580)         (1,060,018)
   Decrease in accounts payable and accrued expenses              (3,411,836)         (6,110,984)
   Increase in deferred revenue                                    4,973,230           4,367,367
   Increase (decrease) in other non current liabilities              159,127            (139,822)
                                                               -------------       -------------
Net cash provided by operating activities                          6,796,424           2,347,835

Cash flows from investing activities:
   Additions to commercial property                               (3,785,600)         (1,444,961)
   Decrease (increase) in restricted cash                             54,955            (823,917)
                                                               -------------       -------------
Net cash used in investing activities                             (3,730,645)         (2,268,878)

Cash flows from financing activities:
   Decrease in restricted escrow deposits                          1,983,377           2,391,790
   Net increase in revolving line of credit                          163,674           1,136,890
   Elevated Antecedent Debt Note payments                            (28,440)                 --
   Mart Bond payments                                             (3,600,000)         (3,600,000)
   Principal repayments of Gift Mart Mortgage Loan                  (163,257)                 --
                                                               -------------       -------------
Net cash used in financing activities                             (1,644,646)            (71,320)
                                                               -------------       -------------

Increase in cash                                                   1,421,133               7,637
Cash at beginning of period                                        1,039,809             520,854
                                                               =============       =============
Cash at end of period                                          $   2,460,942       $     528,491
                                                               =============       =============

Supplemental disclosure -
Cash paid during the period for interest                       $   1,909,085       $   2,016,771
                                                               =============       =============
Partnership units received on sale of limited partnership
  interest                                                     $  22,143,000       $          --
                                                               =============       =============


      See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMC, Inc. and Subsidiaries' annual report on Form 10-K for the year ended August 31, 1998.

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

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in shareholders' equity. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including items recorded directly in shareholders' equity, as well as net earnings under current accounting standards. At the current time, the Company has no items of other comprehensive income in any period presented in the accompanying financial statements.

(4)      INVESTMENT IN LIMITED PARTNERSHIP

The Company, through its wholly owned subsidiary EC Holdings, Inc. ("EC Holdings"), owns limited partnership interests in partnerships owning various types of real estate. In November 1998, in a series of transactions (the "BPLP Transaction"), EC Holdings sold its interest in Embarcadero Center

Investors Partnership ("ECIP") and Three Embarcadero Center West to Boston Properties Limited Partnership ("BPLP") for preferred limited partnership units in BPLP (the "BPLP Preferred Units"). In addition, Two Embarcadero Center West sold an office building to BPLP for cash, a portion of which was distributed to the Company in December (note 5). As a result of these transactions, all of the office buildings in which the Company an interest were sold to BPLP. EC Holdings received a total of 501,639 BPLP Preferred Units, subject to final proration adjustments, that have a fair value of approximately $22.1 million, all of which has been recorded as a gain since the Company had no previously recorded basis in the interests held by EC Holdings.

The BPLP Preferred Units are not publicly traded, are restricted as to transfer for a period of time, and are convertible, at the holder's election, into common units of BPLP on or after December 31, 2002 at a conversion price of $38.10 per common unit. Each common unit in BPLP may be redeemed for either one share of common stock of Boston Properties, Inc. ("Boston Properties"), the general partner of BPLP, or, at the option of Boston Properties, cash equal to the fair market value of a share of common stock at the time of redemption. The BPLP Preferred Units accrue dividends that are payable quarterly (the "Ordinary Preferred Dividends"), based upon the liquidation preference, at a rate of 5.0% per annum through March 31, 1999; 5.5% through December 31, 1999; 5.625% through December 31, 2000; 6.0% through December 31, 2001; 6.5% through December 31, 2002; 7.0% until May 12, 2009; and 6.0% thereafter. However, if at any time the quarterly dividends or distributions on the common units into which the BPLP Preferred Units may be converted (the "Ratchet Dividend") are greater that the Ordinary Preferred Dividends due, then each Preferred Unit will receive, in respect of that quarter, the Ratchet Dividend rather than the lower Ordinary Preferred Dividend. The terms of the BPLP Preferred Units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at the election of Boston Properties or the holders. The BPLP Preferred Units are pledged as collateral to the Elevated Antecedent Debt Notes (note 5).

(5)      SUBSEQUENT EVENTS

In December 1998 the Company received cash distributions from Two Embarcadero Center West and the ECIP Liquidating Trust, an entity created to wind up the business of ECIP, totaling $1.4 million.

On December 29, 1998, as contemplated by an agreement entered into on November 10, 1998, the Company sold 164,419 BPLP Preferred Units to FBCC Co. ("FBCC"), AMC's largest shareholder, for total consideration of $7.4 million, comprised of the satisfaction of Elevated Antecedent Debt Notes with a face value of approximately $2.9 million held by FBCC and approximately $4.5 million in cash (this transaction, the "FBCC Transaction"). The consideration received was equal to the book value of the BPLP Preferred Units, and no gain or loss was recorded on the FBCC Transaction.

On December 31, 1998, with the consent for early redemption of 100% of the noteholders, the Company redeemed the remaining outstanding Elevated Antecedent Debt Notes, with a face value of $5.1 million, with the cash proceeds from the FBCC transaction and a portion of the cash distribution received. The remaining cash of approximately $830,000 was used to pay down the Revolving Line of Credit in January 1999.

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

This restructuring has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). As a result of this troubled debt restructuring, in which the existing debt exceeded the fair value of the equity interests issued and the total future principal and interest payments called for under the Mart Bonds, the Mart Bonds have initially been recorded at an amount equal to the total future cash payments, including interest, specified by their terms in accordance with SFAS 15. All future cash payments will be accounted for as a reduction of the carrying amount of the Mart Bonds, and no interest expense will be recognized on the Mart Bonds.
The Company's primary business is the operation of trade marts and trade shows at AmericasMart-Atlanta. Additionally, the Company manages trade shows on behalf of third parties at other locations.

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


RESULTS OF OPERATIONS

The Company's principal sources of revenues are rental revenues from the lease of showroom and exhibition space in AmericasMart-Atlanta and trade show revenues, which relate to specific shows staged for related industries. The Company leases showroom space over terms ranging from one to ten years with rent payable monthly over the term of the lease. In addition, the Company rents exhibition space during markets thereby affording non-tenant manufacturers and their representatives an opportunity to exhibit merchandise during a specific trade show.

Quarter Ended November 30, 1998 Compared to Quarter Ended November 30, 1997

Rental revenues increased approximately $1,396,000 during the quarter ended November 30, 1998 ("Q1 1999") as compared to the quarter ended November 30, 1997 ("Q1 1998"). Rental revenues increased approximately $508,000 in the Gift Mart due to an increase in both rental rates and occupancy. Rental revenues increased approximately $1,064,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. The increase in occupancy is primarily associated with the expansion of permanent showroom space for the Holiday and Floral and the Gardens industries subsequent to the first quarter of fiscal 1998. Rental revenues in the Apparel Mart decreased approximately $176,000, reflecting a slight decrease in occupancy offset by an increase in rental rates.

Trade show revenues increased approximately $129,000 in Q1 1999 compared to Q1 1998 primarily due to an increase in convention and conference revenues. Other revenues decreased approximately $95,000 in Q1 1999 compared to Q1 1998 primarily due to a decrease in hotel commission revenue.

Building operations expense increased approximately $281,000 in Q1 1999 over Q1 1998 due to increased electrical and cleaning costs. Trade show expenses increased approximately $108,000 during Q1 1999 compared to Q1 1998 due to costs associated with the increased convention and conference center revenue. Marketing expenses increased approximately $172,000 during Q1 1999 compared to Q1 1998 due to increased marketing costs associated with the Fall Gift and Accessories Market, International Marketing and the October Apparel Shows. General and administrative expenses increased approximately $312,000 during Q1 1999 compared to Q1 1998 primarily due to increases in salaries and benefits costs associated with planned industry expansions and convention and conference center operations. The bad debt recoveries increased approximately $96,000 during Q1 1999 compared to Q1 1998 due to further improvements in collection efforts during Q1 1999.

Property tax expense decreased approximately $173,000 due to an expected decrease in the property tax assessment.

Depreciation expense increased approximately $202,000 in Q1 1999 as compared to Q1 1998 due to capital improvements, which were made during fiscal year 1998.

Interest expense decreased approximately $164,000 during Q1 1999 compared to Q1 1998 due to the reduction of the principal balance of the Gift Mart Mortgage Loan.

The gain on limited partnership interests of $22,143,000 represents the fair value of the Company's share of BPLP Preferred Units received as a result of the BPLP Transaction. The Company had no previously recorded basis in the interest held by EC Holdings.

Income tax expense increased approximately $8,721,000 in Q1 1999 compared to Q1 1998 due to the increase in taxable income, primarily as a result of the BPLP Transaction.

RECENT DEVELOPMENTS

In November 1998, in a series of transactions (the "BPLP Transaction"), EC Holdings sold its interest in Embarcadero Center Investors Partnership ("ECIP") and Three Embarcadero Center West to Boston Properties Limited Partnership ("BPLP") for preferred limited partnership units in BPLP (the "BPLP Preferred Units"). In addition, Two Embarcadero Center West sold an office building to BPLP for cash, a portion of which was distributed to the Company in December. As a result of these transactions, all of the office buildings in which the Company held an interest were sold to BPLP. EC Holdings received a total of 501,639 BPLP Preferred Units, subject to final proration adjustments, that have a fair value of approximately $22.1 million, all of which has been recorded as a gain since the Company had no previously recorded basis in the interests held by EC Holdings.

On December 29, 1998, as contemplated by an agreement entered into on November 10, 1998, the Company sold 164,419 BPLP Preferred Units to FBCC Co. ("FBCC"), AMC's largest shareholder, for total consideration of $7.4 million, comprised of the satisfaction of Elevated Antecedent Debt Notes with a face value of approximately $2.9 million held by FBCC and approximately $4.5 million in cash (this transaction, the "FBCC Transaction"). The consideration received was equal to the book value of the BPLP Preferred Units, and no gain or loss was recorded on the FBCC Transaction.

In December 1998 the Company received cash distributions from Two Embarcadero Center West and the ECIP Liquidating Trust, an entity created to wind up the business of ECIP, totaling $1.4 million.

On December 31, 1998, with the consent for early redemption of 100% of the noteholders, the Company redeemed the remaining outstanding Elevated Antecedent Debt Notes, with a face value of $5.1 million, with the cash proceeds from the FBCC Transaction and a portion of the limited partnership cash distributions received. The Company had previously redeemed Elevated Antecedent Debt Notes with a face value of $35,000 in September 1998 with cash distributions from limited partnership interests. The remaining cash of approximately $830,000 was used to pay down the Revolving Line of Credit in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998, the Company had approximately $293.6 million in total debt outstanding, as follows (amounts in thousands):

     Description                                         Principal         Maturity
     --------------------------------------------       ------------    ---------------
     Gift Mart Mortgage Loan                            $     94,886      July 31, 1999
     Mart Bonds (face amount of $160 million)                185,200      July 31, 2000
     Elevated Antecedent Debt Notes                            7,275      July 31, 2000
     Revolving Line of Credit                                  6,267       May 31, 2001
                                                        ------------
          Total debt                                    $    293,628
                                                        ============

The Company's primary sources of cash are operating cash flows and borrowings under the Revolving Line of Credit, which has a maximum revolving commitment of $20.0 million. Amounts under the Revolving Line of Credit are available for general corporate use, including operating expenses, working capital, capital improvements, debt service and acquisitions. The Company intends to use the Revolving Line of Credit to fund approved capital projects, for working capital purposes, and for an additional liquidity reserve. At November 30, 1998 approximately $13.7 million was available under the Revolving Line of Credit.

The availability of operating cash flows generated by the Gift Mart is limited by the terms of the Gift Mart Mortgage Loan. Cash flows from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled $163,000 in Q1 1999. No principal payments were made for Q1 1998.

Cash flows from operations, net of cash flows of the Gift Mart, were approximately $4.7 million during Q1 1999, and $2.0 million during Q1 1998. The increase in operating cash flow in Q1 1999 compared to Q1 1998 is primarily attributable to the increase in operating income.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to maintain and improve the Company's properties. Total capital expenditures were approximately $3.8 million in Q1 1999 and $1.4 million in Q1 1998, which included approximately $293,000 and $64,000 in Gift Mart capital expenditures for Q1 1999 and Q1 1998, respectively. Capital expenditures, including tenant improvements, of approximately $17.3 million are budgeted for fiscal year 1999, $3.2 million of which are for the Gift Mart. There can be no assurance that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

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

Under the terms of the Mart Bonds, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements. Mart Bond repayments totaled approximately $3.6 million in Q1 1999 and Q1 1998. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds are determined based upon cash flows of the Gift Mart and of the Company, respectively.

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

The Company has engaged financial advisors to assist the Company in the identification and evaluation of strategic alternatives that may include certain transactions designed to maximize the value of the Company. The possible transactions could include a capital restructuring, refinancing, asset repositioning or a sale of the Company or certain of its assets, in either a single transaction or a series of related transactions. Other assets of affiliates of the Company could be included in any such transaction or series of transactions. There can be no assurance that the financial advisors will formulate any strategic alternative to maximize the value of the Company or that the Company will succeed in completing any transaction or series of transactions recommended by the financial advisors.

In February 1998, one of the holders of the Mart Bonds offered to purchase for cash a portion of the outstanding Mart Bonds. This offer expired and it is the understanding of the Company that none of the outstanding Mart Bonds were purchased pursuant to this offer. In connection with the offer, the offer or indicated that it intended to engage in discussions with the Company regarding the refinancing of the Mart Bonds and that another holder also intended to engage in such discussions with the Company. While the Company has from time to time engaged in preliminary discussions with certain holders of the Mart Bonds regarding the refinancing of those Bonds and possible arrangements under which the Company would participate in repurchases of the Mart Bonds, the Company currently is not a party to any agreement, understanding or arrangement with respect to the refinancing of the Mart Bonds or with respect to any repurchase by the Company of the Mart Bonds. Two of the Company's major shareholders are parties to an agreement whereby each shareholder has the option to purchase shares of common stock or warrants purchased by the other.

In June 1998, the Company entered into an agreement to sell the Pisa Land for approximately $750,000. There can be no guarantee that the transaction, which is scheduled to close in the third quarter of fiscal 1999, will be completed or that the transaction will be completed as proposed.

The Company's investment in limited partnerships is comprised primarily of an interest in SHC Units and BPLP Preferred Units. Both the SHC Units and the BPLP Preferred Units are not publicly traded and are restricted as to transfer for a period of time. As soon as permitted under the terms of the SHC Units and the BPLP Preferred Units, the Company plans to liquidate its investments in the units, or use the units to collateralize additional borrowings. Such borrowings are limited under the terms of the Revolving Line of Credit and the indentures. Any cash distributions to EC Holdings or cash received upon the sale or financing of the units or the sale of the Pisa Land must first be used to pay down the Revolving Line of Credit. The use of any additional cash distributions is limited under the terms of the Company's debt agreements, and the Company plans to use any available cash distributions to fund proposed capital expansions and other capital projects, in addition to budgeted 1999 capital expenditures, totaling approximately $9.2 million.

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

The Company has conducted an assessment of its computer and telecommunications information systems ("IT Systems"), as well those computer systems that do not relate to information technology, including, without limitation, its security systems, energy management systems and other life safety systems ("Non-IT Systems"), to identify needed Year 2000 remediation. The Company currently anticipates that its Year 2000 assessment, remediation, and testing efforts will be completed by December 31, 1999. The following table outlines the current status of the Company's Year 2000 efforts as of January 4, 1999:

                                                         Time Frame           Percent Complete
                                                      ---------------         ----------------
IT Systems assessment                                    8/97 - 2/98                100%
Accounting system remediation and testing                2/98 - 5/99                 97%
Telecommunication system remediation and testing         2/98 - 12/98               100%
Other IT System remediation and testing                  2/98 - 12/98               100%
Non-IT System assessment                                 2/98 - 3/98                100%
Non-IT System remediation and testing                    3/98 - 12/98               100%

The completion of the accounting system remediation and testing, originally scheduled to be completed by December 31, 1998, has been delayed until May 1, 1999.

The Company has also mailed letters to its significant vendors and service providers to determine the extent to which these entities have addressed Year 2000 compliance issues. As of January 4, 1999, the Company had received responses from all but one third party. All other third parties have responded and have provided written assurances that they expect to address all significant Year 2000 issues on a timely basis. A follow-up mailing to the non-respondent has been sent. The Company has not communicated with its tenants regarding Year 2000 compliance issues, since none of its tenants is individually significant and the Company receives no electronic data from its tenants.

Based on the Company's assessments and available information, the Company believes that its cost to ensure Year 2000 compliance will not exceed $300,000. As of November 30, 1998 , the Company had incurred approximately $154,000 related to Year 2000 assessment, remediation and testing. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with tenants, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, including, but not limited to, the Company's third party vendors and service providers and its tenants, will not have a material adverse impact on the Company's systems or results of operations. The Company has not engaged an independent expert solely to assist in its Year 2000 efforts. However, when installing new software, the Company requires year 2000 compliance assurances from its vendors.

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

Readers are cautioned that forward-looking statements regarding Year 2000 issues should be read in conjunction with the cautionary statement in the Overview section of this Item.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See note 1 to Part 1, Item 1 - Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of security holders during the quarter ended November 30, 1998.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              10.1    Transfer of Partnership Interest by and among EC Holdings,
                      Inc., AMC, Inc. and FBCC Co. dated December 29, 1998.
              27      Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended November 30, 1998 or subsequent to that date but prior to the filing date of this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMC, Inc.
                                    (Registrant)


                                    /S/ John M. Ryan
                                    ---------------------------------------
                                    John M. Ryan
                                    President



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




Date:    January 14, 1999