Form 10-Q
period 1999-02-28
AMC INC
filed 1999-04-14
CIK 1002546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 1999

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to
                                               -------    -------

                        Commission File Number: 333-1742

                                    AMC, INC.
             (Exact name of registrant as specified in its charter)


          GEORGIA                                        58-2201031
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

          240 PEACHTREE ST., N. W.  SUITE 2200
          ATLANTA, GA                                          30303
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

         As of April 12, 1999, the Registrant has 62,173,154 shares of common stock, par value $1.00 per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                           AMC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  February 28,            August 31,
                                                                       1999                  1998
                                                                  -------------         -------------
                                ASSETS
  Current assets:
   Cash                                                           $   1,552,239         $   1,039,809
   Restricted cash                                                    3,353,611             2,678,182
   Restricted escrow deposits                                         2,949,131             4,233,685
   Accounts and notes receivable, net                                 2,994,980             2,731,941
   Deferred income taxes                                                     --             1,819,528
   Other current assets                                                 863,692             1,042,314
                                                                  -------------         -------------
     Total current assets                                            11,713,653            13,545,459

  Commercial property                                               338,341,495           329,479,276
  Less accumulated depreciation                                    (142,313,775)         (135,537,458)
                                                                  -------------         -------------
   Net commercial property                                          196,027,720           193,941,818
  Deferred income taxes                                                  26,139            10,460,611
  Investment in limited partnerships                                 21,258,755             6,497,450
  Other non current assets                                              450,728               420,716
                                                                  -------------         -------------
                                                                  $ 229,476,995         $ 224,866,054
                                                                  =============         =============

     LIABILITIES AND SHAREHOLDERS' DEFICIT

  Current liabilities:
   Current portion of long-term debt                              $ 107,484,725         $ 109,448,965
   Accounts payable and accrued expenses                              9,191,952             9,961,499
   Deferred revenue                                                   1,839,735             1,452,940
                                                                  -------------         -------------
    Total current liabilities                                       118,516,412           120,863,404

  Long-term debt, less current portion                              167,200,000           181,703,273
  Revolving line of credit                                            7,038,907             6,102,900
  Other non current liabilities                                       3,988,661             3,416,740
                                                                  -------------         -------------
   Total liabilities                                                296,743,980           312,086,317
                                                                  -------------         -------------

  Shareholders' deficit:
   Common stock - $1 par value, 100,000,000 shares
     authorized, 62,173,154 shares issued and outstanding            62,173,154            62,173,154
   Capital deficit                                                 (172,660,875)         (172,660,875)
   Retained earnings                                                 43,220,736            23,267,458
                                                                  -------------         -------------
   Total shareholders' deficit                                      (67,266,985)          (87,220,263)
                                                                  -------------         -------------
                                                                  $ 229,476,995         $ 224,866,054
                                                                  =============         =============

     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                                    EARNINGS
                                   (UNAUDITED)


                                                 Three months ended February 28,
                                                ---------------------------------
                                                    1999                 1998
                                                ------------         ------------
Revenues:
   Rental                                       $ 15,125,549         $ 13,389,417
   Trade shows                                     8,185,591            7,764,706
   Other revenues                                  1,556,085            1,354,037
                                                ------------         ------------
Total revenues                                    24,867,225           22,508,160

Operating expenses:
   Building operations                             2,782,736            2,286,379
   Trade shows                                     1,292,071            1,413,311
   Marketing                                       2,823,748            2,582,630
   General and administrative                      5,569,683            4,426,501
   Bad debt expense                                  318,590              191,832
   Property taxes                                    919,794            1,121,144
   Depreciation and amortization                   3,411,468            3,220,637
                                                ------------         ------------
Total operating expenses                          17,118,090           15,242,434
                                                ------------         ------------
Operating income                                   7,749,135            7,265,726

Other (income) expenses:
   Interest expense                                1,811,873            2,084,872
   Interest income                                   (80,295)            (109,830)
   Gain on limited partnership interest             (100,496)          (3,638,967)
   Other (income) expense, net                    (1,143,899)             134,819
                                                ------------         ------------
Total other (income) expenses, net                   487,183           (1,529,106)
                                                ------------         ------------

Income before income taxes                         7,261,952            8,794,832
Deferred income tax expense                        2,769,660            3,360,000
                                                ------------         ------------
Net income                                         4,492,292            5,434,832
Retained earnings at beginning of period          38,728,444           12,434,416
                                                ------------         ------------
Retained earnings at end of period              $ 43,220,736         $ 17,869,248
                                                ============         ============
Net income per share - basic and diluted        $        .07         $        .09
                                                ============         ============


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                                    EARNINGS
                                   (UNAUDITED)

                                                  Six months ended February 28,
                                                ---------------------------------
                                                     1999                 1998
                                                ------------         ------------
Revenues:
   Rental                                       $ 29,521,643         $ 26,389,374
   Trade shows                                     9,843,079            9,292,979
   Other revenues                                  2,172,284            2,065,028
                                                ------------         ------------
Total revenues                                    41,537,006           37,747,381

Operating expenses:
   Building operations                             4,951,287            4,173,612
   Trade shows                                     1,751,169            1,764,645
   Marketing                                       3,586,458            3,173,504
   General and administrative                      9,903,078            8,448,102
   Bad debt expense                                  183,486              152,404
   Property taxes                                  1,818,407            2,192,401
   Depreciation and amortization                   6,829,641            6,436,882
                                                ------------         ------------
Total operating expenses                          29,023,526           26,341,550
                                                ------------         ------------
Operating income                                  12,513,480           11,405,831

Other (income) expenses:
   Interest expense                                3,746,869            4,183,599
   Interest income                                  (170,427)            (206,462)
   Gain on limited partnership interest          (22,243,496)          (3,638,967)
   Other (income) expense, net                    (1,026,744)             254,634
                                                ------------         ------------
Total other (income) expenses, net               (19,693,798)             592,804
                                                ------------         ------------

Income before income taxes                        32,207,278           10,813,027
Deferred income tax expense                       12,254,000            4,123,000
                                                ------------         ------------
Net income                                        19,953,278            6,690,027
Retained earnings at beginning of period          23,267,458           11,179,221
                                                ------------         ------------
Retained earnings at end of period              $ 43,220,736         $ 17,869,248
                                                ============         ============
Net income per share - basic and diluted        $        .32         $        .11
                                                ============         ============


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (UNAUDITED)


                                                                  Six months ended February 28,
                                                                ---------------------------------
                                                                     1999                 1998
                                                                ------------         ------------

Net income                                                      $ 19,953,278         $  6,690,027
Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                   6,829,641            6,436,882
   Deferred income tax expense                                    12,254,000            4,123,000
   Gain on limited partnership interest                          (22,243,496)          (3,638,967)
   Changes in assets and liabilities:
      Accounts and notes receivable, net                            (732,577)             303,699
      Other current and non current assets                           178,622              318,014
      Accounts payable and accrued expenses                         (769,547)          (4,124,656)
      Deferred revenue                                               386,795             (201,957)
      Other non current liabilities                                  571,921              162,280
                                                                ------------         ------------
Net cash provided by operating activities                         16,428,637           10,068,322

Cash flows from investing activities:
   Principal repayments of notes receivable                          469,538              469,538
   Additions to commercial property                               (8,862,219)          (4,780,334)
   Increase in restricted cash                                      (675,429)          (1,024,166)
   Cash received on sale of partnership units to related
    party                                                          4,490,186                   --
                                                                ------------         ------------
Net cash used in investing activities                             (4,577,924)          (5,334,962)

Cash flows from financing activities:
   Decrease in restricted escrow deposits                          1,284,554            1,750,527
   Net increase in revolving line of credit                          936,007            1,815,804
   Principal payments of Elevated Antecedent Debt                 (4,394,604)                  --
   Mart Bond payments                                             (7,200,000)          (7,200,000)
   Principal repayments of Gift Mart Mortgage Loan                (1,964,240)          (1,245,528)
                                                                ------------         ------------
Net cash used in financing activities                            (11,338,283)          (4,879,197)
                                                                ------------         ------------

Increase (decrease) in cash                                          512,430             (145,837)
Cash at beginning of period                                        1,039,809              520,854
                                                                ------------         ------------
Cash at end of period                                           $  1,552,239         $    375,017
                                                                ============         ============

     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (UNAUDITED)


                                                              Six months ended February 28,
                                                              -----------------------------
                                                                  1999              1998
                                                              -----------        ----------
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                      $ 3,832,168        $4,202,732
                                                              ===========        ==========

Supplemental schedule of non-cash investing and financing activities:

Sale of partnership units to related party:
   Elevated Antecedent Debt Notes assigned to AMC             $ 2,908,669        $       --
   Cash proceeds                                                4,490,186                --
                                                              -----------        ----------
   Total Value of BPLP Units Sold                             $ 7,398,855        $       --
                                                              ===========        ==========

Elevated Antecedent Debt Note principal payment:
   Face value of Elevated Antecedent Debt Notes repaid
     through assignment to AMC                                $ 2,908,669        $       --
   Cash paid                                                    4,394,604                --
                                                              -----------        ----------
   Total Elevated Antecedent Debt Note principal paid         $ 7,303,273        $       --
                                                              ===========        ==========

Non-cash distribution of limited partnership interest         $22,243,496        $3,877,378
                                                              ===========        ==========

     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMC, Inc. and Subsidiaries' annual report on Form 10-K for the year ended August 31, 1998.

(2)      CONTINGENT MATTERS

On April 19, 1993, a former employee of AMCMC (Predecessor Company) filed suit against AMCMC for breach of contract and related tort claims. A judgment was entered in favor of the plaintiff of $246,618 plus interest. The judgment plus accrued interest was accrued at August 31, 1998. Still to be adjudicated is the issue of whether attorney's fees should be awarded against either party in the case.

The Company is subject to certain other claims in the ordinary course of business. Management does not expect that the resolution of such claims will have a material impact on the Company's financial position or results of operations.

(3)      RECENT ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in shareholders' equity. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including items recorded directly in shareholders' equity, as well as net earnings under current accounting standards. At the current time, the Company has no items of other comprehensive income in any period presented in the accompanying financial statements.


(4)      INVESTMENT IN LIMITED PARTNERSHIP

The Company, through its wholly owned subsidiary EC Holdings, Inc. ("EC Holdings"), owns limited partnership interests in partnerships owning various types of real estate. In November 1998, in a series of transactions (the "BPLP Transaction"), EC Holdings sold its interest in Embarcadero Center Investors Partnership ("ECIP") and Three Embarcadero Center West to Boston Properties Limited

Partnership ("BPLP") for preferred limited partnership units in BPLP (the "BPLP Preferred Units"). In addition, Two Embarcadero Center West sold an office building to BPLP for cash, a portion of which was distributed to the Company in December. As a result of these transactions, all of the office buildings in which the Company held an interest were sold to BPLP. EC Holdings received a total of 494,300 BPLP Preferred Units that had a fair value of approximately $22.2 million, all of which was recorded as a gain since the Company had no previously recorded basis in the interests held by EC Holdings.

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

(5)      LONG-TERM DEBT

On December 31, 1998, with the consent for early redemption of 100% of the noteholders, the Company redeemed the remaining outstanding Elevated Antecedent Debt Notes, with a face value of $8.0 million, with the cash proceeds from the FBCC Transaction, the limited partnership cash distributions received, and the Elevated Antecedent Debt Notes assigned to the Company in conjunction with the FBCC Transaction. The Company had previously redeemed Elevated Antecedent Debt Notes with a face value of $35,000 in September 1998 with cash distributions from limited partnership interests.

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

Quarter Ended February 28, 1999 Compared to Quarter Ended February 28, 1998

Rental revenues increased approximately $1,736,000 during the quarter ended February 28, 1999 ("Q2 1999") as compared to the quarter ended February 28, 1998 ("Q2 1998"). Rental revenues increased approximately $582,000 in the Gift Mart due to an increase in both rental rates and occupancy. Rental revenues increased approximately $1,210,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. The increase in occupancy is primarily associated with the expansion of permanent showroom space for the Holiday and Floral and the Gardens industries subsequent to the first quarter of fiscal 1998, and the expansion of permanent showroom space for the Floorcovering industry in January 1999. Rental revenues in the Apparel Mart decreased approximately $56,000 reflecting a slight decrease in occupancy offset by an increase in rental rates.

Trade show revenues increased approximately $421,000 in Q2 1999 compared to Q2 1998 primarily due to an increase in convention and conference revenues and an increase in January International Gift and Home Furnishings market revenue. Other revenues increased approximately $202,000 in Q2 1999 compared to Q2 1998 primarily due to an increase in publishing and transient parking revenue.

Building operations expense increased approximately $496,000 in Q2 1999 over Q2 1998 due to higher operations costs associated with higher occupancies in the Merchandise Mart, certain one-time repair costs, higher utility costs and higher security costs. Trade show expenses decreased approximately $121,000 during Q2 1999 compared to Q2 1998 due primarily to a decrease in market registration costs. Marketing expenses increased approximately $241,000 during Q2 1999 compared to Q2 1998 due primarily to one-time marketing expense associated with the expansion of the Gardens and Floorcovering industries, and higher publishing costs. General and administrative costs increased approximately $1,143,000 during Q2 1999 compared to Q2 1998 primarily due to increases in salary and benefit costs and attorneys' fees. The increase in salary and benefit costs is associated with planned industry expansions and convention and conference center operations, hires made for previously unfilled positions, and higher benefit costs.

Bad debt expense increased by approximately $127,000 during Q2 1999 compared to Q2 1998 due a decrease in bad debt recoveries.

Property tax expense decreased approximately $201,000 due to an expected decrease in the property tax assessment.

Depreciation expense increased approximately $191,000 in Q2 1999 as compared to Q2 1998 due to capital improvements made during late fiscal year 1998 and fiscal 1999.

Interest expense decreased approximately $273,000 during Q2 1999 compared to Q2 1998 due to the reduction of the principal balance of the Gift Mart Mortgage Loan.

The gain on limited partnership interests of approximately $100,000 represents an adjustment to the gain as a result of certain amounts finalized in January 1999 for the BPLP Transaction.

Other income recorded in Q2 1999 primarily represents dividends and cash distributions received by the Company from limited partnership investments for which there was no basis, net of accrued litigation costs.

Income tax expense decreased approximately $590,000 in Q2 1999 compared to Q2 1998 due to the decrease in taxable income.

Six Months Ended February 28, 1999 Compared to Six Months Ended February 28,
1998

Rental revenues increased approximately $3,132,000 during the six months ended February 28, 1999 ("YTD 1999") as compared to the six months ended February 28, 1998 ("YTD 1998"). Rental revenues increased approximately $1,090,000 in the Gift Mart due to an increase in both rental rates and occupancy. Rental revenues increased approximately $2,274,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. The increase in occupancy is primarily associated with the expansion of permanent showroom space for the Holiday and Floral and the Gardens industries subsequent to the first quarter of fiscal 1998, and the expansion of permanent showroom space in the Floorcovering industry in January 1999. Rental revenues in the Apparel Mart decreased approximately $232,000, reflecting a slight decrease in occupancy offset by an increase in rental rates.

Trade show revenues increased approximately $550,000 in YTD 1999 compared to YTD 1998 primarily due to an increase in convention and conference revenues and an increase in January International Gift and Home Furnishings Market revenues. Other revenues increased approximately $107,000 in YTD 1999 compared to YTD 1998 primarily due to an increase in publishing revenue.

Building operations expense increased approximately $778,000 in YTD 1999 due to higher operations costs associated with higher occupancies in the Merchandise Mart, certain one-time repair costs, higher utility costs, and higher security costs. Marketing expenses increased approximately $413,000 during YTD 1999 compared to YTD 1998 due primarily to one time marketing expense associated with the expansion of the Gardens and Floorcoverings industries, and higher publishing costs. General and administrative expenses increased approximately $1,455,000 during YTD 1999 compared to YTD 1998 primarily due to increases in salary and benefit costs and attorneys' fees. The increase in salary and benefit costs is associated with planned industry expansions and convention and conference center operations, hires made for previously unfilled positions, and higher benefit costs.

Property tax expense decreased approximately $374,000 due to an expected decrease in the property tax assessment.

Depreciation expense increased approximately $393,000 in YTD 1999 as compared to YTD 1998 due to capital improvements, made during late fiscal year 1998 and fiscal 1999.

Interest expense decreased approximately $437,000 during YTD 1999 compared to YTD 1998 due to the reduction of the principal balance of the Gift Mart Mortgage Loan.

The gain on limited partnership interests of $22,243,000 represents the fair value of the Company's share of BPLP Preferred Units received as a result of the BPLP Transaction. The Company had no previously recorded basis in the interest held by EC Holdings.

Other income recorded in YTD 1999 primarily represents dividends and cash distributions received by the Company from limited partnership investments for which there was no basis, net of accrued litigation costs.

Income tax expense increased approximately $8,392,000 in YTD 1999 compared to YTD 1998 due to the increase in taxable income, primarily as a result of the BPLP Transaction.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1999, the Company had approximately $281.7 million in total debt outstanding, as follows (amounts in thousands):

     Description                                  Principal         Maturity
     ----------------------------------------    ----------     ---------------
     Gift Mart Mortgage Loan                     $   93,085      July 31, 1999
     Mart Bonds (face amount of $160 million)       181,600      July 31, 2000
     Revolving Line of Credit                         7,039       May 31, 2001
                                                 ----------
          Total debt                             $  281,724
                                                 ==========

The Company will not generate sufficient cash to repay its indebtedness and is currently seeking to refinance its debt obligations at or before maturity. The Company currently does not have a commitment in place to refinance the amounts currently outstanding, and there can be no assurance that the Company will be able to extend the maturity dates of any of its indebtedness or secure alternative financing to fund the repayment thereof. The Company has requested a one-year extension of the maturity date of the Gift Mart Mortgage Loan to July 31, 2000, but has not received an extension commitment from the Gift Mart lenders. Since the operating assets of the Gift Mart secure the Gift Mart Mortgage Loan, foreclosure by the Gift Mart lenders would seriously impair the Company's ability to continue as a going concern.

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

On December 31, 1998, with the consent for early redemption of 100% of the noteholders, the Company redeemed the remaining outstanding Elevated Antecedent Debt Notes, with a face value of $8.0 million with the cash proceeds from the FBCC Transaction, limited partnership cash distributions received, and the Elevated Antecedent Debt Notes assigned to the Company in conjunction with the FBCC Transaction. The Company had previously redeemed Elevated Antecedent Debt Notes with a face value of $35,000 in September 1998 with cash distributions from limited partnership interests. All remaining cash not required to pay down the Elevated Antecedent Debt Note was used to pay down the Revolving Line of Credit in January 1999.

Management believes that cash flows from operations and borrowings under the Revolving Line of Credit will be sufficient to fund operations, debt service prior to maturity and approved capital expenditures, provided that the Company can maintain its operating revenues and expenses at current levels and that no unforeseen or additional significant capital improvements are required. There can be no assurance the Company can maintain current revenue levels, which are affected by changing economic conditions in the specific industries, represented at its Marts and trade shows. In addition, there can be no assurance that the overall level of capital expenditures will not increase as the Marts age. In the event that operating cash flows and borrowings under the Revolving Line of Credit are insufficient, the Company would be required to seek additional financing or to refinance all of its debt obligations prior to maturity. The Company's ability to seek additional financing is limited under the terms of the Revolving Line of Credit and its indentures.

The Company's primary sources of cash are operating cash flows and borrowings under the Revolving Line of Credit, which has a maximum revolving commitment of $20.0 million. Amounts under the Revolving Line of Credit are available for general corporate use, including operating expenses, working capital, capital improvements, debt service and acquisitions. The Company intends to use the Revolving Line of Credit to fund approved capital projects, for working capital purposes, and for an additional liquidity reserve. At February 28, 1999 approximately $13.0 million was available under the Revolving Line of Credit.

The availability of operating cash flows generated by the Gift Mart is limited by the terms of the Gift Mart Mortgage Loan. Cash flows from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled $2.0 million in YTD 1999 and $1.2 million in YTD 1998. Included in the YTD 1999 principal payments of $2.0 million were approximately $730,000 in proceeds received from the redemption of the Elevated Antecedent Debt Notes held by the Gift Mart.

Under the terms of the Mart Bonds, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements. Mart Bond repayments totaled approximately $7.2 million in YTD 1999 and YTD 1998. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds are determined based upon cash flows of the Gift Mart and of the Company, respectively.

Cash flows from operations, net of cash flows of the Gift Mart, were approximately $12.7 million during YTD 1999, and $ 7.8 million during YTD 1998. The increase in operating cash flow in YTD 1999 compared to YTD 1998 is primarily attributable to the increase in operating income, limited partnership distributions received and working capital changes.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to maintain and improve the Company's properties. Total capital expenditures were approximately $8.9 million in YTD 1999 and $4.8 million in YTD 1998, which included approximately $1.0 million and $272,000 in Gift Mart capital expenditures for YTD 1999 and YTD 1998, respectively. Capital expenditures, including tenant improvements, of approximately $18.3 million are forecasted for fiscal year 1999, $2.9 million of which are for the Gift Mart. There can be no assurance that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate.

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

In June 1998, the Company entered into an agreement to sell the Pisa Land for approximately $750,000. There can be no guarantee that the transaction will be completed or that the transaction will be completed as proposed.

In November 1998, in a series of transactions (the "BPLP Transaction"), EC Holdings sold its interest in Embarcadero Center Investors Partnership ("ECIP") and Three Embarcadero Center West to Boston Properties Limited Partnership ("BPLP") for preferred limited partnership units in BPLP (the "BPLP Preferred Units"). In addition, Two Embarcadero Center West sold an office building to BPLP for cash, a portion of which was distributed to the Company in December. As a result of these transactions, all of the office buildings in which the Company held an interest were sold to BPLP. EC Holdings received a total of 494,300 BPLP Preferred Units that had a fair value of approximately $22.2 million, all of which has been recorded as a gain since the Company had no previously recorded basis in the interests held by EC Holdings.

In December 1998, as contemplated by an agreement entered into in November 1998, the Company sold 164,419 BPLP Preferred Units to FBCC Co. ("FBCC"), AMC's largest shareholder, for total consideration of $7.4 million, comprised of the satisfaction of Elevated Antecedent Debt Notes with a face value of approximately $2.9 million held by FBCC and approximately $4.5 million in cash (this transaction, the "FBCC Transaction"). The consideration received was equal to the book value of the BPLP Preferred Units, and no gain or loss was recorded on the FBCC Transaction.

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

The Company has conducted an assessment of its computer and telecommunications information systems ("IT Systems"), as well those computer systems that do not relate to information technology, including, without limitation, its security systems, energy management systems and other life safety systems ("Non-IT Systems"), to identify needed Year 2000 remediation. The Company currently anticipates that its Year 2000 assessment, remediation, and testing efforts will be completed by December 31, 1999. The following table outlines the current status of the Company's Year 2000 efforts as of April 6, 1999:

                                                     Time Frame    Percent Complete
                                                    ------------   ----------------
IT Systems assessment                               8/97 -  2/98         100%
Accounting system remediation and testing           2/98 -  5/99          99%
Telecommunication system remediation and testing    2/98 - 12/98         100%
Other IT System remediation and testing             2/98 - 12/98         100%
Non-IT System assessment                            2/98 -  3/98         100%
Non-IT System remediation and testing               3/98 - 12/98         100%

Accounting system remediation was completed in Q2 1999. The completion of the accounting system testing, originally scheduled to be completed by December 31, 1998, has been delayed until May 31, 1999.

The Company has also mailed letters to its significant vendors and service providers to determine the extent to which these entities have addressed Year 2000 compliance issues. As of April 6, 1999, the Company had received responses from all but one-third party. All other third parties have responded and have provided written assurances that they expect to address all significant Year 2000 issues on a timely basis. A follow-up mailing to the non-respondent has been sent. The Company has not communicated with its tenants regarding Year 2000 compliance issues, since none of its tenants is individually significant and the Company receives no electronic data from its tenants.

Based on the Company's assessments and available information, the Company believes that its cost to ensure Year 2000 compliance will not exceed $300,000. As of February 28, 1999, the Company had incurred approximately $206,000 related to Year 2000 assessment, remediation and testing. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with tenants, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, including, but not limited to, the Company's third party vendors and service providers and its tenants, will not have a material adverse impact on the Company's systems or results of operations. The Company has not engaged an independent expert solely to assist in its Year 2000 efforts. However, when installing new software, the Company requires year 2000 compliance assurances from its vendors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is the potential loss arising from changes in interest rates and its impact on variable rate debt instruments. The following table summarizes information related to the Company's market risk sensitive debt instruments as of February 28, 1999:

                         Gift Mart Mortgage Loan       Revolving Line of Credit
                         -------------------------     --------------------------
Principal balance                   $93,084,725                     $7,038,907
Fair value                          $93,084,725                     $7,038,907
Total availability                  $93,084,725                    $20,000,000
Maturity                        7/31/1999                      5/31/2001
Interest rates              Prime rate plus 1% or                  Prime rate or
                                 LIBOR plus 2% or            LIBOR plus 2.1%, at
                             IBOR plus 2%, at the                  the Company's
                                 Company's option                         option

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable. .

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable. .

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Voted upon at the Annual Meeting of Shareholders held on January 29, 1999:

                                                              FOR         AGAINST     ABSTAINED
                                                           ----------    ---------   -----------
Re-election of three Class III directors: R. Charles
Loudermilk, Stanley P. Steinberg, John C. Portman,
Jr.; terms to expire at the 2002 Annual Meeting of
Shareholders                                               52,073,475         0             0

Ratification of appointment of KPMG LLP as
independent auditors for FYE August 31, 1999
                                                           52,073,475         0             0


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              27  Financial Data Schedule (for SEC use only)

         (b) The Company has not filed any reports on Form 8-K during the quarter ended February 28, 1999 or subsequent to that date but prior to the filing date of this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMC, Inc.
                                    (Registrant)


                                    /S/ John M. Ryan
                                    ------------------------------------------
                                    John M. Ryan
                                    President



                                    /S/ Henry G. Almquist, Jr.
                                    ------------------------------------------
                                    Henry G. Almquist, Jr.
                                    Sr. Vice President - Finance and
                                    Accounting, Chief Financial Officer
                                    (Principal financial and accounting officer)


Date: April 14, 1999