Form 10-Q
period 1999-05-31
AMC INC
filed 1999-07-14
CIK 1002546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31, 1999

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

         As of July 12, 1999, the Registrant had 62,173,154 shares of common stock, par value $1.00 per share outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                           AMC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  May 31,           August 31,
                                                                    1999                1998
                                                               --------------      -------------
                                ASSETS
Current assets:
   Cash                                                        $   1,712,040       $   1,039,809
   Restricted cash                                                 2,927,876           2,678,182
   Restricted escrow deposits                                      4,407,519           4,233,685
   Accounts and notes receivable, net                              2,090,359           2,731,941
   Deferred income taxes                                                  --           1,819,528
   Other current assets                                            1,166,097           1,042,314
                                                               -------------       -------------
     Total current assets                                         12,303,891          13,545,459

Commercial property                                              342,836,077         329,479,276
Less accumulated depreciation                                   (145,705,230)       (135,537,458)
                                                               -------------       -------------
   Net commercial property                                       197,130,847         193,941,818
Deferred income taxes                                                     --          10,460,611
Investment in limited partnerships                                21,258,755           6,497,450
Other non current assets                                             424,067             420,716
                                                               -------------       -------------
                                                               $ 231,117,560       $ 224,866,054
                                                               =============       =============

      LIABILITIES AND SHAREHOLDERS' DEFICIT
   Current liabilities:
   Current portion of long-term debt                           $ 106,216,757       $ 109,448,965
   Accounts payable and accrued expenses                           6,283,656           9,961,499
   Deferred revenue                                                7,560,075           1,452,940
                                                               -------------       -------------
     Total current liabilities                                   120,060,488         120,863,404

Long-term debt, less current portion                             163,600,000         181,703,273
Revolving line of credit                                           7,396,542           6,102,900
Other non current liabilities                                      4,091,963           3,416,740
                                                               -------------       -------------
   Total liabilities                                             295,148,993         312,086,317
                                                               -------------       -------------

Shareholders' deficit:
   Common stock - $1 par value, 100,000,000 shares
     Authorized, 62,173,154 shares issued and outstanding         62,173,154          62,173,154
   Capital deficit                                              (172,660,875)       (172,660,875)
   Retained earnings                                              46,456,288          23,267,458
                                                               -------------       -------------
   Total shareholders' deficit                                   (64,031,433)        (87,220,263)
                                                               -------------       -------------
                                                               $ 231,117,560       $ 224,866,054
                                                               =============       =============

     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                                    EARNINGS
                                   (UNAUDITED)

                                                 Three months ended May 31,
                                              -------------------------------
                                                   1999              1998
                                              ------------       ------------
Revenues:
   Rental                                     $ 15,379,094       $ 13,811,814
   Trade shows                                   1,142,175          1,007,187
   Other revenues                                  602,280            616,751
                                              ------------       ------------
Total revenues                                  17,123,549         15,435,752

Operating expenses:
   Building operations                           1,940,373          2,083,491
   Trade shows                                     340,157            258,382
   Marketing                                       619,936            431,263
   General and administrative                    4,569,377          4,038,038
   Bad debt recovery                              (106,073)           (50,937)
   Property taxes                                1,180,527          1,270,461
   Depreciation and amortization                 3,418,116          3,283,200
                                              ------------       ------------
Total operating expenses                        11,962,413         11,313,898
                                              ------------       ------------
   Operating income                              5,161,136          4,121,854

Other (income) expenses:
   Interest expense                              1,868,717          2,086,616
   Interest income                                 (81,573)          (104,901)
   Gain on limited partnership interests                --         (2,387,248)
   Gain on land sale                              (325,625)                --
   Other (income) expense, net                     (83,074)           332,474
                                              ------------       ------------
Total other (income) expenses, net               1,378,445            (73,059)
                                              ------------       ------------

Income before income taxes                       3,782,691          4,194,913
Income tax expense                                 547,139          1,464,000
                                              ------------       ------------
Net income                                       3,235,552          2,730,913
Retained earnings at beginning of period        43,220,736         17,869,248
                                              ------------       ------------
Retained earnings at end of period            $ 46,456,288       $ 20,600,161
                                              ============       ============
Net income per share - basic and diluted      $        .05       $        .04
                                              ============       ============



     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                                    EARNINGS
                                  (UNAUDITED)

                                                 Nine months ended May 31,
                                              -------------------------------
                                                  1999               1998
                                              ------------       ------------
Revenues:
   Rental                                     $ 44,900,737       $ 40,201,188
   Trade shows                                  10,985,254         10,300,166
   Other revenues                                2,774,564          2,681,779
                                              ------------       ------------
Total revenues                                  58,660,555         53,183,133

Operating expenses:
   Building operations                           6,891,660          6,257,103
   Trade shows                                   2,091,326          2,023,027
   Marketing                                     4,206,394          3,604,767
   General and administrative                   14,472,455         12,486,140
   Bad debt expense                                 77,413            101,467
   Property taxes                                2,998,934          3,462,862
   Depreciation and amortization                10,247,757          9,720,082
                                              ------------       ------------
Total operating expenses                        40,985,939         37,655,448
                                              ------------       ------------
   Operating income                             17,674,616         15,527,685

Other (income) expenses:
   Interest expense                              5,615,586          6,270,215
   Interest income                                (252,000)          (311,363)
   Gain on limited partnership interests       (22,243,496)        (6,026,215)
   Gain on land sale                              (325,625)                --
   Other (income) expense, net                  (1,109,818)           587,108
                                              ------------       ------------
Total other (income) expenses, net             (18,315,353)           519,745
                                              ------------       ------------

Income before income taxes                      35,989,969         15,007,940
Income tax expense                              12,801,139          5,587,000
                                              ------------       ------------
Net income                                      23,188,830          9,420,940
Retained earnings at beginning of period        23,267,458         11,179,221
                                              ------------       ------------
Retained earnings at end of period            $ 46,456,288       $ 20,600,161
                                              ============       ============
Net income per share - basic and diluted      $        .37       $        .15
                                              ============       ============



     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine months ended May 31,
                                                                    -------------------------------
                                                                       1999                1998
                                                                    ------------       ------------
Net income                                                          $ 23,188,830       $  9,420,940
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                      10,247,757          9,720,082
   Deferred income tax expense                                        12,280,139          5,587,000
   Gain on limited partnership interests                             (22,243,496)        (6,026,215)
   Gain on land sale                                                    (325,625)                --
   Changes in assets and liabilities:
     Accounts and notes receivables                                      172,044             49,152
     Other current and non current assets                               (123,783)          (869,551)
     Accounts payable and accrued expenses                            (3,677,843)        (5,075,069)
     Deferred revenue                                                  6,107,135          4,785,461
     Other non current liabilities                                       675,223            241,075
                                                                    ------------       ------------
Net cash provided by operating activities                             26,300,381         17,832,875

Cash flows from investing activities:
   Principal repayments of notes receivable                              469,538            469,538
   Additions to commercial property                                  (13,725,117)        (6,436,411)
   Sales of commercial property                                          693,941                 --
   Increase in restricted cash                                          (249,694)          (837,515)
   Cash received on sale of partnership units to related party         4,490,186                 --
                                                                    ------------       ------------
Net cash used in investing activities                                 (8,321,146)        (6,804,388)

Cash flows from financing activities:
   Decrease (increase) in restricted escrow deposits                    (173,834)           684,852
   Net increase in revolving line of credit                            1,293,642          2,044,577
   Principal payments of Elevated Antecedent Debt                     (4,394,604)                --
   Mart Bond payments                                                (10,800,000)       (10,800,000)
   Principal repayments of Gift Mart Mortgage Loan                    (3,232,208)        (2,923,243)
                                                                    ------------       ------------
Net cash used in financing activities                                (17,307,004)       (10,993,814)
                                                                    ------------       ------------

Increase (decrease) in cash                                              672,231             34,673
Cash at beginning of period                                            1,039,809            520,854
                                                                    ------------       ------------
Cash at end of period                                               $  1,712,040       $    555,527
                                                                    ============       ============


     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                Nine months ended May 31,
                                                              ----------------------------
                                                                 1999               1998
                                                              -----------        ---------
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                      $ 5,709,500        $6,183,977
                                                              ===========        ==========

Supplemental schedule of non-cash investing and financing activities:

Sale of partnership units to related party:
   Elevated Antecedent Debt Notes assigned to AMC             $ 2,908,669        $       --
   Cash proceeds                                                4,490,186                --
                                                              -----------        ----------
   Total Value of BPLP Units Sold                             $ 7,398,855        $       --
                                                              ===========        ==========

Elevated Antecedent Debt Note principal payment:
   Face value of Elevated Antecedent Debt Notes repaid
     through assignment to AMC                                $ 2,908,669        $       --
   Cash paid                                                    4,394,604                --
                                                              -----------        ----------
   Total Elevated Antecedent Debt Note principal paid         $ 7,303,273        $       --
                                                              ===========        ==========

Non-cash distribution of limited partnership interest         $22,243,496        $6,414,114
                                                              ===========        ==========

     See accompanying notes to condensed consolidated financial statements.

                           AMC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMC, Inc. and Subsidiaries' annual report on Form 10-K for the year ended August 31, 1998.

(2)      CONTINGENT MATTERS

On April 19, 1993, a former employee of AMCMC (Predecessor Company) filed suit against AMCMC for breach of contract and related tort claims. A judgment was entered in favor of the plaintiff of $246,618 plus interest, which was paid during fiscal year 1999. The judgment plus accrued interest was accrued at August 31, 1998. Still to be adjudicated is the issue of whether attorney's fees should be awarded against either party in the case.

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


(4)      INVESTMENT IN LIMITED PARTNERSHIP

The Company, through its wholly owned subsidiary, EC Holdings, Inc. ("EC Holdings"), owns limited partnership interests in partnerships owning various types of real estate. In November 1998, in a series of transactions (the "BPLP Transaction"), EC Holdings sold its interest in Embarcadero

Center Investors Partnership ("ECIP") and Three Embarcadero Center West to Boston Properties Limited Partnership ("BPLP") for preferred limited partnership units in BPLP (the "BPLP Preferred Units"). In addition, Two Embarcadero Center West sold an office building to BPLP for cash, a portion of which was distributed to the Company in December. As a result of these transactions, all of the office buildings in which the Company held an interest were sold to BPLP. EC Holdings received a total of 494,300 BPLP Preferred Units that had a fair value of approximately $22.2 million, all of which was recorded as a gain since the Company had no previously recorded basis in the interests held by EC Holdings.

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

5.       SALE OF PISA LAND

In April 1999 the Company sold the Pisa Land for approximately $750,000. A gain of approximately $326,000 was recorded on the sale.

6.       LONG-TERM DEBT

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

Quarter Ended May 31, 1999 Compared to Quarter Ended May 31, 1998

Rental revenues increased approximately $1,567,000 during the quarter ended May 31, 1999 ("Q3 1999") as compared to the quarter ended May 31, 1998 ("Q3 1998").
Rental revenues increased approximately $398,000 in the Gift Mart due to an increase in both rental rates and occupancy. Rental revenues increased approximately $1,266,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. The increase in occupancy is primarily associated with the expansion of permanent showroom space for the Holiday and Floral and the Gardens industries subsequent to the first quarter of fiscal 1998, and the expansion of permanent showroom space for the Floorcovering industry in January 1999. Rental revenues in the Apparel Mart decreased approximately $97,000 reflecting a decrease in occupancy offset by an increase in rental rates.

Trade show revenues increased approximately $135,000 in Q3 1999 compared to Q3 1998 primarily due to an increase in convention and conference revenues and an increase in Atlanta Spring Immediate Delivery Show revenue. Other revenues decreased approximately $14,000 in Q3 1999 compared to Q3 1998 primarily due to the loss of revenue associated with the Inforum management agreement, which expired in May 1998.

Building operations expense decreased approximately $143,000 in Q3 1999 compared to Q3 1998 due to lower spring utility costs offset by higher operations costs associated with higher occupancies in the Merchandise Mart. Trade show expense increased approximately $82,000 during Q3 1999 compared to Q3 1998 due primarily to the timing of the purchase of market registration supplies and related costs. Marketing expenses increased approximately $189,000 during Q3 1999 compared to Q3 1998 due primarily to new apparel market initiatives implemented for the April shows and the timing of certain international marketing costs. General and administrative costs increased approximately $531,000 during Q3 1999 compared to Q3 1998 primarily due to increases in salary and benefit costs and attorneys' fees. The increase in salary and benefit costs is associated with planned industry expansions and convention and conference center operations, hires made for previously unfilled positions, and higher benefit costs.

Bad debt recoveries increased by approximately $55,000 during Q3 1999 compared to Q3 1998 due to improved collections experience.

Property tax expense decreased approximately $90,000 due to property tax assessment adjustments.

Depreciation expense increased approximately $135,000 in Q3 1999 as compared to Q3 1998 due to capital improvements made during late fiscal year 1998 and fiscal 1999.

Interest expense decreased approximately $218,000 during Q3 1999 compared to Q3 1998 due to the reduction of the principal balance of the Gift Mart Mortgage Loan.

The gain on limited partnership interests of approximately $2,387,000 in Q3 1998 resulted from the sale of a hotel property in which the Company had an interest and the distribution of partnership units to EC Holdings as a result of the sale.

In April 1999 the Company sold the Pisa Land for approximately $750,000. A gain of approximately $326,000 was recorded on the sale.

Other (income) expense, net recorded in Q3 1999 primarily represents dividends and cash distributions received by the Company from limited partnership investments for which there was no basis.

Income tax expense decreased approximately $917,000 in Q3 1999 compared to Q3 1998 due to the realization of certain deferred tax assets.

Nine Months Ended May 31, 1999 Compared to Nine Months Ended May 31, 1998

Rental revenues increased approximately $4,700,000 during the nine months ended May 31, 1999 ("YTD 1999") as compared to the nine months ended May 31, 1998 ("YTD 1998"). Rental revenues increased approximately $1,488,000 in the Gift Mart due to an increase in both rental rates and occupancy. Rental revenues increased approximately $3,540,000 in the Merchandise Mart, reflecting an increase in both occupancy and rental rates. The increase in occupancy is primarily associated with the expansion of permanent showroom space for the Holiday and Floral and the Gardens industries subsequent to the first quarter of fiscal 1998, and the expansion of permanent showroom space in the Floorcovering industry in January 1999. Rental revenues in the Apparel Mart decreased approximately $328,000, reflecting a decrease in occupancy offset by an increase in rental rates.

Trade show revenues increased approximately $685,000 in YTD 1999 compared to YTD 1998 primarily due to an increase in convention and conference revenues and an increase in January International Gift and Home Furnishings Market revenues. Other revenues increased approximately $93,000 in YTD 1999 compared to YTD 1998 primarily due to an increase in publishing revenue.

Building operations expense increased approximately $635,000 in YTD 1999 due to higher operations costs associated with higher occupancies in the Merchandise Mart, certain one-time repair costs, higher utility costs, and higher security costs. Trade show expense increased approximately $68,000 in YTD 1999 compared to YTD 1998 due to higher costs of convention center sales business associated with the increase in revenue. Marketing expenses increased approximately $602,000 during YTD 1999 compared to YTD 1998 due primarily to one-time marketing expense associated with the expansion of the Gardens and Floorcoverings industries, new apparel market initiatives implemented for the April shows and higher publishing costs. General and administrative expenses increased approximately $1,986,000 during YTD 1999 compared to YTD 1998 primarily due to increases in salary and benefit costs and attorneys' fees. The increase in salary and benefit costs is associated with planned industry expansions and convention and conference center operations, hires made for previously unfilled positions, and higher benefit costs.

Property tax expense decreased approximately $464,000 due to property tax assessment adjustments.

Depreciation expense increased approximately $528,000 in YTD 1999 as compared to YTD 1998 due to capital improvements made during late fiscal year 1998 and fiscal 1999.

Interest expense decreased approximately $655,000 during YTD 1999 compared to YTD 1998 due to the reduction of the principal balance of the Gift Mart Mortgage Loan.

The gain on limited partnership interests of approximately $22,243,000 represents the fair value of the Company's share of BPLP Preferred Units received as a result of the BPLP Transaction. The Company had no previously recorded basis in the interest held by EC Holdings.

In April 1999 the Company sold the Pisa Land for approximately $750,000. A gain of approximately $326,000 was recorded on the sale.

Other (income) expense, net recorded in YTD 1999 primarily represents dividends and cash distributions received by the Company from limited partnership investments for which there was no basis, offset by other litigation costs.

Income tax expense increased approximately $7,214,000 in YTD 1999 compared to YTD 1998 due to the increase in taxable income, primarily as a result of the BPLP Transaction, offset by the realization of certain deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1999, the Company had approximately $277.2 million in total debt outstanding. All of the debt agreements include cross-default provisions with each other. The debt balances are summarized as follows (amounts in thousands):

     Description                                          Principal         Maturity
     ------------------------------------------------   ------------     ------------------
     Gift Mart Mortgage Loan                            $      91,817      July 31, 1999
     Mart Bonds (face amount of $160 million)                 178,000      July 31, 2000
     Revolving Line of Credit                                   7,397       May 31, 2001
                                                        -------------
          Total debt                                    $     277,214
                                                         ============

The Company will not generate sufficient cash flow from operations to repay its indebtedness and is actively seeking to refinance the Gift Mart Mortgage Loan, the Mart Bonds and the Revolving Line of Credit. The Company is in the process of finalizing its refinancing plan. The Gift Mart lenders have agreed to extend the maturity date of the Gift Mart Mortgage Loan until September 28, 1999, subject to certain conditions. The Company expects to meet the requirements to extend the maturity of the Gift Mart Mortgage Loan, although there can be no assurance that this will occur. There can also be no assurance that the Company will be able to finalize its refinancing plan or further extend the maturity dates of any of its indebtedness.

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

The Company's primary sources of cash are operating cash flows and borrowings under the Revolving Line of Credit, which has a maximum revolving commitment of $20.0 million. Amounts under the Revolving Line of Credit are available for general corporate use, including operating expenses, working capital, capital improvements, debt service and acquisitions. The Company intends to use the Revolving Line of Credit to fund approved capital projects, for working capital purposes, and for an additional liquidity reserve. At May 31, 1999 approximately $12.6 million was available under the Revolving Line of Credit.

The availability of operating cash flows generated by the Gift Mart is limited by the terms of the Gift Mart Mortgage Loan. Cash flows from operations less capital improvements of the Gift Mart must be used to repay principal outstanding on the Gift Mart financing and cannot be used to fund operations or capital improvements of other properties of the Company. Principal payments on the Gift Mart financing totaled $3.2 million in YTD 1999 and $2.9 million in YTD 1998. Included in the YTD 1999 principal payments of $3.2 million were approximately $730,000 in proceeds received from the redemption of the Elevated Antecedent Debt Notes held by the Gift Mart.

Under the terms of the Mart Bonds, the Company is required to use certain portions of its cash flows to repay its indebtedness. The terms of such debt also limit the Company's ability to incur additional debt or to create additional liens. Accordingly, such provisions may limit the Company's ability to make required capital improvements. Mart Bond repayments totaled approximately $10.8 million in YTD 1999 and YTD 1998. Principal payments to reduce the indebtedness under the Gift Mart financing and the Mart Bonds are determined based upon cash flows of the Gift Mart and of the Company, respectively.

Cash flows from operations, net of cash flows of the Gift Mart, were approximately $19.9 million during YTD 1999, and $ 13.4 million during YTD 1998. The increase in operating cash flow in YTD 1999 compared to YTD 1998 is primarily attributable to the increase in operating income, limited partnership dividends and distributions received and working capital changes.

Significant capital expenditures were incurred during the past several years and ongoing capital expenditures will be necessary to maintain and improve the Company's properties. Total capital expenditures were approximately $13.4 million in YTD 1999 and $6.4 million in YTD 1998, which included approximately $2.1 million and $700,000 in Gift Mart capital expenditures for YTD 1999 and YTD 1998, respectively. Capital expenditures, including tenant improvements, of approximately $17.3 million are forecasted for fiscal year 1999, $2.4 million of which are for the Gift Mart. There can be no assurance that changes in the competitive environment, governmental regulations or unforeseen loss or damage will not cause capital expenditures to exceed management's estimate. In April 1999 the Company sold the PISA Land for approximately $750,000.

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

The Company's investment in limited partnerships is comprised primarily of an interest in SHC Units and BPLP Preferred Units. Both the SHC Units and the BPLP Preferred Units are not publicly traded and are restricted as to transfer for a period of time. The Company plans to use the units to collateralize borrowings under the proposed refinancing. Any cash distributions to EC Holdings or cash received upon the sale or financing of the units or the sale of the PISA Land must first be used to pay down the Revolving Line of Credit. The use of any additional cash distributions is limited under the terms of the Company's debt agreements, and the Company plans to use any available cash distributions to fund proposed capital expansions.

Two of the Company's major shareholders are parties to an agreement whereby each shareholder has the option to purchase shares of common stock or warrants purchased by the other.

Inflation
The Company deals with the effects of inflation by adjusting rental rates on new leases and renewal leases, and by providing for annual rental rate increases in most leases. In times of higher inflation, the Company's operating results are negatively impacted due to the fact that most lease terms are from one to ten years (average five years) while the term of most service contracts is one year or less.

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

The Company has conducted an assessment of its computer and telecommunications information systems ("IT Systems"), as well those computer systems that do not relate to information technology, including, without limitation, its security systems, energy management systems and other life safety systems ("Non-IT Systems"), to identify needed Year 2000 remediation. The Company currently anticipates that its Year 2000 assessment, remediation, and testing efforts will be completed by December 31, 1999. The following table outlines the current status of the Company's Year 2000 efforts as of June 30, 1999:

                                                                  Time Frame          Percent Complete
                                                              -------------------    --------------------
IT Systems assessment                                            8/97 - 2/98                100%
Accounting system remediation and testing                        2/98 - 5/99                100%
Telecommunication system remediation and testing                 2/98 - 12/98               100%
Other IT System remediation and testing                          2/98 - 12/98               100%
Non-IT System assessment                                         2/98 - 3/98                100%
Non-IT System remediation and testing                            3/98 - 12/98               100%

The Company has also mailed letters to its significant vendors and service providers to determine the extent to which these entities have addressed Year 2000 compliance issues. As of June 30, 1999, the Company had received responses from all but one-third party. All other third parties have responded and have provided written assurances that they expect to address all significant Year 2000 issues on a timely basis. A follow-up mailing to the non-respondent has been sent. The Company has not communicated with its tenants regarding Year 2000 compliance issues, since none of its tenants is individually significant and the Company receives no electronic data from its tenants.

Based on the Company's assessments and available information, the Company believes that its cost to ensure Year 2000 compliance will not exceed $300,000. As of May 31, 1999, the Company had incurred approximately $236,000 related to Year 2000 assessment, remediation and testing. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with tenants, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, including, but not limited to, the Company's third party vendors and service providers and its tenants, will not have a material adverse impact on the Company's systems or results of operations. The Company has not engaged an independent expert solely to assist in its Year 2000 efforts. However, when installing new software, the Company requires Year 2000 compliance assurances from its vendors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is the potential loss arising from changes in interest rates and its impact on variable rate debt instruments. The following table summarizes information related to the Company's market risk sensitive debt instruments as of May 31, 1999:

                                        Gift Mart Mortgage Loan       Revolving Line of Credit
                                      --------------------------     --------------------------
Principal balance                               $91,816,757                     $7,396,542
Fair value                                      $91,816,757                     $7,396,542
Total availability                              $91,816,757                    $20,000,000
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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27  Financial Data Schedule (for SEC use only)

         (b) The Company has not filed any reports on Form 8-K during the quarter ended May 31, 1999 or subsequent to that date but prior to the filing date of this Form 10-Q.

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


Date:    July 14, 1999